Form 10QSB
period 1999-09-30
HARMONY TRADING CORP
filed 1999-11-15
CIK 1085106

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


   (Mark One)
   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:  September 30, 1999
                                         ------------------

   [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _______________ to _______________

        Commission file number                  0-26543
                               ------------------------------------------

                             Harmony Trading Corp.
                    ---------------------------------------
                   (Exact name of small business issuer as
                           specified in its charter)


                New York                               13-3935933
     ---------------------------------            -------------------
        (State or other jurisdiction                  (IRS Employer
     of incorporation or organization)            Identification No.)

                   8 Harmony Lane, Hartsdale, New York 10530
     ----------------------------------------------------------------------
                   (Address of principal executive offices)


                                 914-686-8255
                  ------------------------------------------
                          (Issuer's telephone number)


                                Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes                No       X
                      _________          ----------

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date:   3,110,000
                                                -------------

   Transitional Small Business Disclosure Format (check one).

                 Yes                No       X
                      _________          ----------

PART I
                             FINANCIAL INFORMATION

Item 1.   Financial Statements

     The condensed financial statements for the period ended September 30, 1999 included herein have been prepared by Harmony Trading Corp. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of operations and cash flows for the nine month periods ended September 30, 1998 and 1999.

                             HARMONY TRADING CORP.
                         (A development stage company)

                                 BALANCE SHEET

                                              December 31,  September 30,
                                                 1998           1999
                                                              Unaudited
                                              ------------  -------------
                       Assets
Current assets
  Cash and cash equivalents                       $    -0-       $ 17,117
  Marketable securities                              4,000
                                                  --------       --------
  Current assets                                     4,000         17,117

Property and equipment                                 -0-            -0-

Total assets                                      $  4,000       $ 17,117
                                                  ========       ========

          Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                          $    723
  Corporate taxes payable                         $    325            259
  Officer loans payable                              2,325          1,733
                                                  --------       --------
  Total current liabilities                          2,650          2,715

Stockholders' equity
  Preferred stock authorized
 5,000,000 shares, $0.001 par
 value each. At December 31,
 1998 and September 30, 1999, there
 are -0- and -0- shares
 outstanding respectively.

  Common Stock authorized
200,000,000 shares, $0.001 par
value each. At December 31,
1998 and September 30, 1999, there
are 1,000,000 and 3,110,000
shares outstanding respectively.                     1,000          3,110

Additional paid in capital                                         19,330

Deficit accumulated during
development stage                                      350         (8,038)
                                                  --------       --------
Total stockholders' equity                           1,350         14,402
                                                  --------       --------
Total liabilities and stockholders' equity        $  4,000       $ 17,117
                                                  ========       ========

                See accompanying notes to financial statements.

                             HARMONY TRADING CORP.
                         (A development stage company)

                            STATEMENT OF OPERATIONS
                                   Unaudited

                             For the         For the      For the period
                           nine months     nine months    from inception,
                              ended           ended       August 13, 1996
                          September 30,   September 30,   to September 30,
                              1998             1999            1999
                          -------------   -------------   ----------------
Revenue                      $      -0-      $   14,825         $   18,825

Costs of goods sold                 -0-             -0-                -0-
                             ----------      ----------         ----------

Gross profit                        -0-          14,825             18,825

Operations:
  General and administrative      1,250          23,485             27,135
                             ----------      ----------         ----------
  Total expense                   1,250          23,485             27,135

Income from operations           (1,250)         (8,660)            (8,310)


Other income
  Interest income                                   272                272

Income (loss)                $   (1,250)     $   (8,388)        $   (8,038)
                             ==========      ==========         ==========

Net income (loss)
  per share -basic           $    (0.00)     $    (0.00)        $    (0.00)
                             ==========      ==========         ==========
Number of shares
outstanding-basic             1,000,000       3,110,000          3,110,000
                             ==========      ==========         ==========

                See accompanying notes to financial statements.

                             HARMONY TRADING CORP.
                         (A development stage company)

                            STATEMENT OF OPERATIONS
                                   Unaudited

                                   For the         For the
                                three months    three months
                                    ended           ended
                                September 30,   September 30,
                                     1998            1999
                                -------------   -------------

Revenue                            $      -0-      $   12,131

Costs of goods sold                       -0-             -0-
                                   ----------      ----------

Gross profit                               -0-         12,131

Operations:
  General and administrative              750          17,074
                                   ----------      ----------
  Total expense                           750          17,074

Income from operations                   (750)         (8,660)


Other income
  Interest income                                         138

Income (loss)                      $     (750)     $   (4,805)
                                   ==========      ==========

Net income (loss)
  per share -basic                 $    (0.00)     $    (0.00)
                                   ==========      ==========
Number of shares
outstanding-basic                   1,000,000       3,110,000
                                   ==========      ==========

            See accompanying notes to financial statements.

                             HARMONY TRADING CORP.
                         (A development stage company)

                       STATEMENT OF STOCKHOLDERS EQUITY


                                                                                   Deficit accumulated
                                     Common         Common         Additional       during development
Date                                 Stock          Stock        paid in capital          stage               Total
----                               ---------      ---------      ---------------   -------------------      ---------
December 31, 1996
balance(1)                         1,000,000      $   1,000                                                 $   1,000

Net income                                                                                $      2,135      $   2,135
                                   ---------      ---------           ----------          ------------      ---------
December 31, 1997
 balance                           1,000,000      $   1,000                                      2,135          3,135

Net loss                                                                                        (1,795)        (1,795)
                                   ---------      ---------           ----------          ------------      ---------
December 31, 1998
 balance                           1,000,000      $   1,000                                        350          1,350

Unaudited
Sale of shares                       505,000            505               24,745                               25,250

Contribution of
services                                                                     375                                  375

Issuance of shares
for legal services                    50,000             50                2,450                                2,500

Less offering expenses                                                    (6,685)                              (6,685)

Net loss                                                                                        (8,388)        (8,388)
                                   ---------      ---------           ----------          ------------      ---------
September 30, 1999
balance                            1,555,000      $   1,555           $   20,885          $     (8,038)     $  14,402
                                   =========      =========           ==========          ============      =========

September 30, 1999
Adjusted Balances
for 2 for
1 forward split                    3,110,000      $   3,110           $   19,330          $     (8,038)     $  14,402
                                   =========      =========           ==========          ============      =========

(1) On August 14, 1996, the Company sold 200 shares in consideration for $1,000 in marketable securities. On April 2, 1999, the Company forward split the number of shares outstanding in a ratio of 5,000 to 1. The number of shares outstanding has been restated from inception.

                See accompanying notes to financial statements.

                             HARMONY TRADING CORP.
                         (A development stage company)

                            STATEMENT OF CASH FLOWS
                                   Unaudited

                                       For the         For the     For the period
                                     nine months     nine months   from inception,
                                        ended           ended      August 13, 1996,
                                    September 30,   September 30,  to September 30,
                                        1998            1999             1999
                                    -------------   ------------   ----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net income (loss)                     $    (500)    $   (8,388)        $   (8,038)
  Non cash transaction                                     2,875              3,875
  Corporate taxes                                            (66)               259

Accounts payable and
accrued expenses                                             723                723
                                        ---------     ----------         ----------
TOTAL CASH FLOWS FROM                        (500)        (4,856)            (3,181)
 OPERATIONS

CASH FLOWS FROM INVESTING
 ACTIVITIES
  Marketable securities                                    4,000
                                                      ----------         ----------
TOTAL CASH FLOWS FROM                                      4,000
 INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING
 ACTIVITIES
  Officer loan payable                        500           (592)             1,733
Sale of stock net of
offering expenses                                         18,565             18,565
                                        ---------     ----------         ----------
TOTAL CASH FLOWS FROM                         500         17,973             20,298
 FINANCING ACTIVITIES


NET INCREASE (DECREASE)
 IN CASH                                      -0-         17,117             17,117
CASH BALANCE BEGINNING
 OF PERIOD                                    -0-            -0-                -0-
                                        ---------     ----------         ----------
CASH BALANCE END
 OF PERIOD                              $     -0-     $   17,117         $   17,177
                                        =========     ==========         ==========
Non cash activities
Issuance of 100,000 shares of
 post split Common Stock in                           $    2,500         $    2,500
consideration for legal services
Contribution of promotion
services                                                     375                375
                                                      ----------         ----------
Total non cash items                                  $    2,875         $    2,875

                See accompanying notes to financial statements.

                             HARMONY TRADING CORP.
                         (A development stage company)
                         Notes to Financial Statements
                              September 30, 1999

Note A - Basis of Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the financial position of Harmony Trading Corp. (the "Company") at September 30, 1999 and the results of its operations, and cash flows for the nine-month period then ended. The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1998 included in the Company's Form 10-SB.

Note B - Net Income Per Share of Common Stock

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. The Company has adopted Statement No. 128.

Note C - Income Taxes

     The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1998 and September 30, 1999, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

     At September 30, 1999, the Company has net operating loss carry forwards for income tax purposes of $8,388. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

The components of the net deferred tax asset as of September 30, 1998 are as follows:

   Deferred tax asset:
       Net operating loss carry forward        $  2,852
       Valuation allowance                     $ (2,852)
                                               --------
       Net deferred tax asset                  $    -0-
                                               ========

     The Company recognized no income tax benefit for the loss generated in the period from inception, August 13, 1996, to September 30, 1999.

     SFAS No. 109 requires that a valuation allowance be provided if it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company's ability to realize benefit of its deferred tax asset will depend on the generation of future taxable income. Because the Company has yet to recognize significant revenue from the sale of its products, the Company believes that a full valuation allowance should be provided.

Note D - Amendment to the Certificate of Incorporation and Forward Split

     On September 16,1999, the Company forward split the number of shares of common stock outstanding in a ratio of 2 to 1 restating the number of shares outstanding from 1,555,000 to 3,110,000.

     On September 20, 1999, the Company amended its certificate of incorporation to authorize an aggregate of 200,000,000 shares of common stock, $.001 par value each and 5,000,000 shares of preferred stock, $.001 par value each.

ITEM 2.  Management's Discussion and Analysis.

     The Company was formed on August 13, 1996, under the laws of the State of New York to engage in any lawful act or activity for which corporations may be organized under the business corporation law of the State of New York. The Company's principal assets consist of the revenues it receives as commissions from the sale of the Doncaster Line.

Development stage activities.

     The following discussion relates to the results of the Company's operations to date, and the Company's financial condition:

     For the next 12 months, the Company plans to devote the majority of its efforts to (i) obtaining new customers for its products by continuing its marketing efforts through direct mail and Doncaster national advertisements,
(ii) enhancing its sources for inventory, and (iii) pursuing and finding a management team to continue the process of completing its marketing goals and to market limited quantities of the Doncaster Line. From the proceeds of its limited offering and revenues, the Company anticipates that it will be able to expand its operations. The Company anticipates that its results of operations may fluctuate for the foreseeable future due to several factors, including whether and when new products are successfully developed by Doncaster and introduced by the Company, market acceptance of current or new products, competitive pressures on pricing, and changes in the mix of products sold. Operating results would also be adversely affected by a downturn in the market for Doncaster's current products. Because the Company is continuing to increase its operating expenses for personnel and other general and administrative expenses, the Company's operating results would be adversely affected if its sales did not correspondingly increase. The Company's limited operating history makes accurate prediction of future operating results difficult or impossible. Although the Company has experienced growth in recent years, there can be no assurance that, in the future, the Company will sustain revenue growth or remain profitable on a quarterly or annual basis or that its growth will be consistent with predictions made by securities analysts.

     The Company has been a development stage enterprise since its inception, August 13, 1996, to September 30, 1999 and for the nine months ended September 30, 1999. During this period, management had devoted the majority of its efforts to obtaining new customers for its products, enhancing its sources for inventory, pursuing and finding a management team to continue the process of completing its marketing goals, marketing limited quantities of the Doncaster Line, and obtaining sufficient working capital through loans and equity through a private placement offering. These activities were funded by the Company's management and investments from stockholders.

Results of operations.

   Results of Operations for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

     For the nine months ended September 30, 1999, the Company generated net sales of $14,825 as compared to $-0- for the nine months ended September 30, 1998 representing an increase of $14,825. The Company's cost of goods sold for the nine months ended September 30, 1999 was $-0- as compared to $-0- for the nine months ended September 30, 1998. The Company's gross profit on sales was $14,825 for the nine months ended September 30, 1999 as compared to $-0- for the nine months ended September 30, 1998. The increase in gross profit is the result of offering for sale the Doncaster Line in the reorganization of the Company's business.

     The Company's general and administrative costs aggregated approximately $23,485 for the nine months ended September 30, 1999 as compared to $500 for the nine months ended September 30, 1998 representing an increase of $22,945. This increase represents office and computer expenses of $23,485.

   Results of Operations for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998.

     For the three months ended September 30, 1999, the Company generated net sales of $12,131 as compared to $-0- for the three months ended September 30, 1998 representing an increase of $12,131. The Company's cost of goods sold for the three months ended September 30, 1999 was $-0- as compared to $-0- for the three months ended September 30, 1998. The Company's gross profit on sales was $12,131 for the three months ended September 30, 1999 as compared to $-0- for the three months ended September 30, 1998. The increase in gross profit is the result of offering for sale the Doncaster Line in the reorganization of the Company's business.

     The Company's general and administrative costs aggregated approximately $17,074 for the three months ended September 30, 1999 as compared to $750 for the three months ended September 30, 1998 representing an increase of $16,324. This increase represents office and computer expenses of $13,601 and commissions of $3,473.

   Results of Operations for the period of inception, August 13, 1996 through September 30, 1999.

     For the period from the Company's inception, August 13, 1996, through September 30, 1999, a period of approximately 37 months, the Company generated net sales of $18,825 (an average of $509 per month). The Company's cost of goods sold on sales was approximately $-0- for the period from the Company's inception, August 13, 1996, through September 30, 1999. The gross profit from sales for this 34 month period is $18,825. Management believes the gross profit of an average of $509 for the period from inception, August 13, 1996, through September 30, 1999, will improve and stabilize once the Company's marketing plans become fully implemented.

     The Company's general and administrative costs aggregated approximately $27,135 for the period from inception, August 13, 1996, through September 30, 1999. Of these initial startup costs, approximately $21,436 is attributed to telephone and other office expenses and $5,699 in commissions.

The Company's Services.

     The Company is in the business of the direct selling of Doncaster women's clothing (the "Doncaster Line"). The Company's independent contractors provide fashion consulting for its clients to encourage more sales and provide a value added service.

Liquidity and capital resources.

     The Company increased liquidity by $17,117 from a cash balance at the Company's inception of $-0- through the process of developing profits from sales, loans to the Company by the principal shareholders and the completion of a private placement with net proceeds to the Company aggregating $18,565.

     The Company expended an aggregate of $2,325 for operating expenses and reduced Company notes payable by $592 through September 30, 1999. In April 1999, the Company sold, pursuant to the terms of Rule 504 of Regulation D of the Securities Act of 1933, as amended, an aggregate of 505,000 shares of common stock at $0.05 per share for an aggregate cash consideration of $25,250 and the sale of 50,000 shares of common stock in consideration for $2,500 in legal services less $6,685 in offering expenses. On September 16,1999, the Company forward split the number of shares of common stock outstanding in a ratio of 2 to 1 restating the number of shares outstanding from 1,555,000 to 3,110,000.

Income tax: As of September 30, 1999, the Company had a tax loss carry-forward of $8,388. The Company's ability to utilize its tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitation is not expected to have a material adverse effect on the Company's ability to utilize its tax credit carry-forwards.

        The Company expects its capital requirements to increase over the next several years as it continues to develop its business, increase sales and administration infrastructure and embark on developing in-house business capabilities and facilities. The Company's future liquidity and capital funding requirements will depend on numerous factors, including the extent to which the Company's present management can fund the continued capital requirements, the costs and timing of expansion of sales, marketing activities, facilities expansion needs, and competition in the business entered into.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     On September 16, 1999, the holders of 67.30% of the issued and outstanding shares of common stock consented in writing to amend the Certificate of Incorporation of the Company to increase the authorized capital of the Company and approve a two for one forward stock split. The holders consented to increase the authorized capital to an aggregate of 205,000,000 shares, consisting of 200,000,000 shares of common stock, par value $.001 per share and 5,000,000 shares of preferred stock, par value $.001 per share.

Item 5. Other Information.

     In Part II, Item 4-Recent Sales of Unregistered Securities of the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on July 22 , 1999, it was disclosed that in April 1999, Mr. Paul Gottbetter gifted 300 shares of Common Stock to each of twenty-five (25) persons and Mr. Adam Gottbetter gifted 300 shares of Common Stock to each of ten
(10) persons. Technically, these gifts are sales for purposed of the Securities Act of 1933, as amended, and the audited financial statements for the year ended December 31, 1998 are not being adjusted because the amounts are immaterial.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit No.                   Description
-----------                   -----------

(3)(i) Certificate of Amendment of the Certificate of Incorporation of Registrant filed September 20, 1999.

(b)  Reports on Form 8-K

     None.

                                  SIGNATURES


  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HARMONY TRADING CORP.


  November 12, 1999              /s/ Paul G. Gottbetter
                                 ---------------------------------------
                                 Paul G. Gottbetter, President and Chief
                                 Executive Officer, and Chief Financial
                                 Officer

                                                                   EXHIBIT 3 (i)

                           CERTIFICATE OF AMENDMENT

                      OF THE CERTIFICATE OF INCORPORATION

                                      OF

                             HARMONY TRADING CORP.

               UNDER SECTION 805 OF THE BUSINESS CORPORATION LAW


     THE UNDERSIGNED, being the President of HARMONY TRADING CORP. hereby certifies:

     1.   The name of the corporation is Harmony Trading Corp.(the
"Corporation").

     2. The certificate of incorporation of said Corporation was filed by the Department of State on the 13th day of August, 1996.

     3. (a) The certificate of incorporation of the Corporation is amended to increase the aggregate number of shares which the Corporation shall have the authority to issue by authorizing 180,000,000 additional shares of par value of $.001 each and to designate the same as common shares.

          (b) To accomplish the foregoing, Article FOURTH relating to the authorized capital of the Corporation is amended to read as follows:

               "FOURTH: The total number of shares of stock which the corporation shall have authority to issue is 205,000,000 of which 200,000,000 shares shall be designated as common stock, par value $.001 per share and 5,000,000 shares shall be designated as preferred stock, par value $.001 per share. The preferred stock may be issued from time to time in one or more series or classes. The Board of Directors is hereby expressly authorized to provide by resolution or resolutions duly adopted prior to issuance, for the creation of each such series and class and to fix the designation and the powers, preferences, rights, qualifications, limitations, and restrictions relating to the shares of each such series. The authority of the Board of Directors with respect to each series of preferred stock shall include, but not be limited to, determining the following:

               (a) the designation of such series, the number of shares to constitute such series and the stated value thereof if different from the par value thereof;

               (b) whether the shares of such series shall have voting rights, in addition to any voting rights provided by law, and, if so, the term of such voting rights, which may be general or limited;

               (c) the dividends, if any, payable on such series, whether any such dividends shall be cumulative, and, if so, from what dates, the conditions and dates upon which such dividends shall be payable, and the preference or relation which such dividends shall bear to the dividends payable on any shares of stock of any other class or any other series of Preferred Stock;

               (d) whether the shares of such series shall be subject to redemption by the Corporation, and, if so, the times, prices and other conditions of such redemption;

               (e) the amount or amounts payable upon shares of such series upon, and the rights of the holders of such series in, the voluntary or involuntary liquidation, dissolution or winding up, or upon any distribution of the assets, of the Corporation;

               (f) whether the shares of such series shall be subject to the operation of a retirement or sinking fund and, if so, the extent to and manner in which any such retirement or sinking fund shall be applied to the purchase or redemption of the shares of such series for retirement or other Corporation purposes and the terms and provisions relating to the operation thereof;

               (g) whether the shares of such series shall be convertible into, or exchangeable for, shares of stock of any other class or any other series of Preferred Stock or any other securities and, if so, the price or prices or the rate or rates of conversion or exchange and the method, if any, of adjusting the same, and any other terms and conditions of conversion or exchange;

               (h) the conditions or restrictions, if any, upon the creation of indebtedness of the Corporation or upon the issue of any additional stock, including additional shares of such series or of any other series of Preferred Stock or of any other class; and

               (i) any other powers, preferences and relative, participating, options and other special rights, and any qualifications, limitations and restrictions, thereof.

     The powers, preferences and relative, participating optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any, may differ from those of any and all other series at any time outstanding. All shares of any one series of Preferred Stock shall be identical in all respects with all other shares of such series, except that shares of any one series issued at different times may differ as to the dates from which dividends thereof shall be cumulative.

     4. The foregoing amendment was authorized by the unanimous written consent of the Board of Directors of the Corporation, followed by the written consent of the holders of the outstanding shares of the Corporation entitled under the Certificate of Incorporation to vote on said amendment of the Certificate of Incorporation, having not less than the minimum requisite proportion of votes, which has been given in accordance with Section 615 of the Business Corporation Law. Written notice has been given as and to the extent required by the said Section 615.

     IN WITNESS WHEREOF, I have signed this certificate on the 17th day of September, 1999, and I affirm the statements contained therein as true under penalties of perjury.

                              /s/ Paul B. Gottbetter
                              -----------------------------
                              Paul B. Gottbetter, President