Form 10KSB
period 1999-12-31
HARMONY TRADING CORP
filed 2000-03-30
CIK 1085106

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 1999

                                       OR

    |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to ________________

          Commission file number 0-26543
                                 -------

                              Harmony Trading Corp.
                     ---------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

           New York                                             13-3935933
---------------------------------                            -------------------
 (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

         8 Harmony Lane
        Hartsdale, New York                                         10530
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (914) 686-8255
                            -------------------------
                            Issuer's telephone number

Securities registered under Section 12(b) of the Act: NONE
                                                      --------------------------

Securities registered under Section 12(g) of the Act: Common Stock, par value
                                                      $.001 per share
                                                      --------------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year. $ 15,918
                                                               --------

      As of March 27, 2000, there were 3,110,000 shares of the Registrant's common stock, par value $0.001 issued and outstanding. Of these 1,375,667 shares are held by non-affiliates of the Registrant. The Registrant's common stock has never traded on any public market and has never received any bids and therefore the Registrant is unable to estimate the market value of securities held by non-affiliates.

Transitional Small Business Disclosure Format (check one):

Yes |_|;  No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):

            Registration Statement on Form 10-SB filed July 22, 1999 is incorporated by reference into Form 10-KSB, Part III, Item 13.

            Form 10-QSB for the quarter ended September 30, 1999 is incorporated by reference into Form 10-KSB, Part III, Item 13.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

Item Number and Caption                                                     Page
-----------------------                                                     ----

PART I

     1. Description of Business ...........................................   4

     2. Description of Property ...........................................   8

     3. Legal Proceedings .................................................   8

     4. Submission of Matters to a Vote of Security Holders ...............   9

PART II

     5. Market for Common Equity and Related Stockholder Matters ..........   9

     6. Management's Discussion and Analysis or Plan of Operation .........  11

     7. Financial Statements ..............................................  15

     8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure ..............................................  15

PART III

     9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act .................  15

     10. Executive Compensation ...........................................  17

     11. Security Ownership of Certain Beneficial Owners and Management ...  18

     12. Certain Relationships and Related Transactions ...................  19

     13. Exhibits and Reports on Form 8-K .................................  20

--------------------------------------------------------------------------------

                         PART I DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------

Item 1. Description of Business.

      (a) Business Development.

      Harmony Trading Corp., a New York corporation, was formed on August 13, 1996. We remained inactive until December 1998, when we became a direct seller for Doncaster, a division of Tanner Companies. Doncaster is a manufacturer of women's apparel and accessories.

      (b) Business of the Issuer.

      Our business is the direct selling of Doncaster women's apparel and accessories. Doncaster is a division of Tanner Companies Limited Partnership, a private company, which is based in Rutherfordton, North Carolina. Direct selling is the sale of a consumer product or service in a face-to-face manner away from a fixed retail location. We, through our two independent contractors, Falene Gottbetter and Roberta Winley, market the Doncaster line through fashion shows and private appointments. Initially, Mrs. Gottbetter entered into a fashion consultant agreement with Tanner. Tanner and Mrs. Gottbetter verbally agreed to allow us to assume the fashion consultant agreement from Mrs. Gottbetter.

      Under the agreement with Tanner, we receive a sales kit four times a year, one for each seasonal collection. We pay $180 to Doncaster for each sales kit, but that money will be refunded if we decide not to continue selling Doncaster. The sales kit includes brochures for the trunk show mailings, a look book which contains a detailed description of every item, fabric and color swatches, pictures of every item in the collection, a size chart and a pricing sheet. The agreement is on-going and can be terminated either by us or by Tanner on thirty
(30) days written notice. The agreement provides that we will not show competitive products at the same time that we are showing Doncaster apparel. We must sell, after returns and credits, a minimum of $10,000 per collection in order to remain as a fashion consultant for Doncaster.

      We are in the District 39 selling district. Although we are geographically based in Westchester County, New York, we are not limited to selling to customers only located in Westchester, and we sell to anyone wherever located. We are not the only Doncaster fashion consultant in District 39. District 39 consists of the counties of Orange, Rockland, Nassau, Westchester and New York. There are approximately 28 other fashion consultants in District 39. The district managers set sales goals for the fashion consultants based on the previous collection's sales. These goals are only guidelines, and the fashion consultants are not penalized if the goals are not met.

      Each Doncaster sales district has a district manager. The district manager is responsible for coordinating the scheduling of all the trunk shows in the district, the receipt of the trunk show clothing collection and keeping the fashion consultants in communication so the truck show collection is delivered to every fashion consultant on time. The district manager works with the fashion consultants when they are having problems with Doncaster in having orders delivered, having returns credited and having back orders filled.

      Doncaster also has regional managers. The regions consist of several states. The regional managers have similar responsibilities to the district manager but on a larger scale.

      Doncaster has district training services once a month for all fashion consultants in each sales district. The seminars are held at Doncaster's showroom in New York, New York. The cost of attending these seminars is $50 per person, which is for the cost of the luncheon and refreshments. At the district training seminars, Doncaster fashion consultants meet with the district sales manager to discuss customer complaints, selling techniques and Doncaster merchandise. The seminars last for half a day and attendance is strongly recommended, though not mandatory.

      Doncaster also holds regional meetings for its fashion consultants four times per year, which include districts from several states. These regional meetings are all day affairs, at a cost of approximately $85 per person, which is for the cost of the luncheon and refreshments. At the regional meetings, Doncaster presents a fashion show of its new collection, has a question and answer session for its fashion consultants, and presents awards to its top sellers. Both Mrs. Gottbetter and Ms. Winley have received awards for their selling efforts. Doncaster holds one annual meeting for its fashion consultants.

      There are four trunk shows every year, one for each collection. We have our trunk shows in the home of Paul and Falene Gottbetter. Each trunk show lasts for one week. For the second to fourth week prior to a trunk show, Mrs. Gottbetter devotes approximately 16 hours per week preparing for the show. Ms. Winley devotes approximately 50 hours per week for the same period. During this three-week period, Mrs. Gottbetter and Ms. Winley create a mailing on the show and send the mailing to the customers on our client list. They also begin making appointments to show clients the collection during the show.

      The week prior to the show Mrs. Gottbetter devotes approximately 24 hours to our business and Ms. Winley devotes approximately 40 hours. During this time, they prepare the Gottbetter's home for the show and schedule appointments. During the week of the trunk show and the week after the trunk show, both Mrs. Gottbetter and Ms. Winley devote approximately 40 hours each per week to our business, showing clients the collection and taking orders. The week after the trunk show is spent following up with Doncaster on the orders. During the rest of the year, Mrs. Gottbetter spends approximately 10 hours a week on our business and Ms. Winley spends about 25 hours a week.

      In management's opinion, and Mrs. Gottbetter's and Ms. Winley's opinions, Doncaster's clothing is comparable in quality and styling to DKNY, Donna Karan, Dana Buchman and other high end contemporary clothing lines. The style of clothing is classic and traditional, but modern and contemporary and is made from wool, linen, silk and cotton. The size of the clothing ranges from 2 to 18, 2 to 14 petite, and women's sizes 14 to 24 and is a fuller cut to assure true sizing and proper fit. Doncaster added a new line of women's sizes to its Spring collection called Elana.

      Doncaster's line of clothing consists of separate pieces to allow women versatility in mixing and matching items. The line includes pants, blazers, sweaters, blouses, skirts, shorts, camisoles, and dresses. In addition, Doncaster offers accessories including jewelry, belts and scarves. Doncaster has four seasonal collections, Spring, Spring/Summer, Fall and Fall/Winter. The collections are introduced on the following schedule - Fall in July, Fall/Winter in September, Spring in January, and Spring/Summer in May. Within each season's collection, there are various style/theme collections. For example, the Spring /Summer 1999 collection consisted of Sloan Ranger, White Sand, Summer Essentials, Kauai Island and Spice Market Group. The Sloan Ranger group was inspired by London's Sloane Ranger district and featured casual coordinates in khaki, white, peach and lilac, in solids and prints. The White Sand group consisted of very classic pieces including, but not limited to, a shirtwaist dress, and a man tailored jacket, man tailored shirt, in the colors of white, beige and navy. The Fall 1999 collection consists of the following: Grey Matters, Country Classics, Luxe, Fall Essentials, Haute View and Simply Silk. In addition to slacks, sweaters, blouses, the Fall collection included wool jackets and a coat with a detachable fur collar.

      Doncaster has been in business since 1931, and we have been a direct seller of Doncaster clothing and accessories since December 1998.

      We rely on our mailing list, referrals and national advertising by Doncaster in order to increase our customer base. We currently have a mailing list of approximately 200 names to which we send announcements of the trunk shows and preview shows during the year.

      The trunk show lasts for one week, and it is by appointment. Customers make appointments to view the current collection, try on different pieces and place orders. Each client's appointment is for one hour to one and one-half hours. The client can look at various colors and fabrics in a "look book" for the current season's collection. If a client is unable to attend the trunk show, we will make an appointment to view the collection at Doncaster's New York showroom. Doncaster's offices in New York City are open during regular business hours. However, we are able to obtain after hours access to the showroom with advance notice to Doncaster.

      We forward a client's order to Doncaster by phone or fax. The customer is not billed for the order until Doncaster ships the order to the client. The order can be shipped directly to the client or to Doncaster's New York showroom. Doncaster employs a dressmaker who can make alterations to the clothing. Clothing which has not been altered or worn can be returned to Doncaster for a full refund within thirty (30) days of receipt.

      We also obtain clients from referrals by Doncaster in response to its national advertising campaign in magazines such as Harper's Bazaar, Town & Country, Mode, and Vogue. Doncaster will give the name and telephone number of a consultant in a potential client's area in response to calls Doncaster receives from the public inquiring about its merchandise.

      We run fashions shows for various organizations, including but not limited to, women's groups, church groups and other women's organizations. For each season, Doncaster provides a fashion show set which a consultant can obtain from Doncaster's district manager.

      The women's apparel retail industry is highly competitive and fragmented. We compete with large specialty retailers, traditional and better department stores, national apparel chains, designer boutiques, individual specialty apparel stores and other direct marketing firms. We do not have to compete with these other businesses for merchandise since we only order merchandise for individual clients directly from Doncaster. However, Doncaster only manufactures a fixed number of pieces of each item and the pieces are sold on a "first-come, first-serve basis." Most of our competitors are larger, have greater financial resources and a more varied selection of clothing than we do. Our success is dependent in part upon initiating and maintaining strong relationships with our clients and the quality and value of the Doncaster clothing.

      In addition to selling Doncaster, our consultants also act as fashion consultants. As a fashion consultant we:

      o teach people how to put different outfits together using the same items of clothing;
      o act as a wardrobe consultant and assist clients in throwing away the old clothes that they have been saving; and
      o assist the clients in evaluating which styles and color are the most suitable for them.

      We act as a fashion consultant directly in connection with our selling Doncaster. We do not currently charge for this service because we have found that our clients, after consulting with us, tend to purchase more items in order to update or create a new look.

      We are contemplating becoming a direct seller for additional products that do not compete with Doncaster. We are investigating the possibility of being a direct seller of cosmetics and skin care products. We are currently investigating the various cosmetic and skin care manufacturers that engage in direct sales, although we have no arrangements with any manufacturer and we have not identified a specific manufacturer who we may contact.

      In investigating the different manufacturers, we are interested in products that:

            o     are of high quality;
            o     are of moderate cost;
            o     have supportive management;
            o     have national advertising; and
            o     have a reasonable return policy.

      As of March 27, 2000, we had no employees. We have two (2) independent contractors, Falene Gottbetter and Roberta Winley. Falene Gottbetter is the wife of our President, Paul B. Gottbetter. Mrs. Gottbetter and Ms. Winley are independent contractors and not our employees. The decision to have them as independent contractors are for tax purposes. By classifying Mrs. Gottbetter and Ms. Winley as independent contractors and not employees, we are not responsible for paying unemployment taxes, disability or social security taxes, providing benefits like pension or medical plans, providing paid vacation or withholding taxes. The benefit to us is that our record keeping is simpler. We pay our consultants a commission and give them a Form 1099 for their yearly taxes.

      Our consultants are considered independent consultants because they do not have an employment contract with us, they have no regular hours and they are paid on a commission basis.

--------------------------------------------------------------------------------

                         ITEM 2. DESCRIPTION OF PROPERTY

--------------------------------------------------------------------------------

      We maintain our offices at 8 Harmony Lane, Hartsdale, New York, 10530, in the home of our President, Paul B. Gottbetter. We do not have any rental agreement with Mr. Gottbetter. We pay a nominal rent of $250 per month to Mr. Gottbetter.

--------------------------------------------------------------------------------

                            ITEM 3. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

      None.

--------------------------------------------------------------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

      No matter was submitted to a vote of security holders during the fourth quarter of 1999, either through the solicitation of proxies or otherwise.

--------------------------------------------------------------------------------

                                     PART II

                        ITEM 5. MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------

      (a) Market Information

      There is no public trading market on which Harmony's Common Stock is traded. Harmony has engaged a broker/dealer to file a Form 211 with the National Association of Securities Dealers ("NASD") in order to allow the quote of Harmony's common stock on the OTC Bulletin Board. Harmony's common stock may trade on the OTC Bulletin Board under the symbol "HRMY."

      There are no outstanding options or warrants to purchase, or securities convertible into, common equity of Harmony.

Holders

      There are approximately forty-four (44) record holders of the shares of common stock. The records of Harmony's transfer agent do not indicate that any of the shares are held in "street name"

Dividends

      As of the date of this report, no cash dividends have been declared on the common stock. Subject to the prior rights of any series of preferred stock which may from time to time be outstanding, if any, holders of common stock are entitled to receive ratably, dividends when, as, and if declared by the board of directors out of funds legally available therefor. Under the Business Corporation Law of New York, Harmony may only pay dividends out of capital and surplus, or out of certain enumerated retained earnings, as those terms are defined in the Business Corporation Law of New York. The payment of dividends on its common stock is, therefore, subject to the availability of capital and surplus or retained earnings as provided in the Business Corporation Law of New York.

Recent Sales of Unregistered Securities.

      In August 1996, Harmony issued 200 shares of its common stock to Paul Gottbetter for a price of $5.00 per share. The shares of common stock were issued under Section 4(2) of the Securities Act.

      In the summer of 1998, Paul Gottbetter transferred an aggregate of 7,500 shares to 25 people in consideration of the assistance and support these people gave to Harmony during the period in which they were preparing our first show for Doncaster. These transfers were made under Sections 4(1) and 4(2) of the Securities Act.

      Paul Gottbetter initially considered these transfers to be gifts, but upon re-evaluation of the transfers, realized that the transfers could be deemed sales under the Securities Act because we indirectly derived a benefit from these people. Section 4(1) provides for an exemption from the registration requirements of the Securities Act for transactions by any persons other than an issuer, underwriter or dealer. Section 4(2) provides for an exemption from the registration requirements by an issuer not involving any public offering.

      The value of the services provided by these 25 persons and the value of the shares was $375.

      In January 1999, Paul Gottbetter made a gift of 25 shares (pre-split) to his son, Adam Gottbetter. In April 1999, Adam Gottbetter transferred an aggregate of 3,000 (post-split) shares to ten (10) people who were employees of Adam Gottbetter's law firm, Kaplan Gottbetter & Levenson, LLP. These transfers were made under Section 4(1) of the Securities Act.

      Adam Gottbetter initially considered these transfers to be gifts. Upon re-evaluation of these transfers, he realized that the transfers could be deemed sales under the Securities Act because his law firm derived a benefit from these ten (10) people.

      On April 6, 1999, Harmony closed its offering of common stock under Rule 504 of Regulation D promulgated under the Securities Act. Harmony sold 555,0000 shares of its common stock, at a price of $.05 per share, aggregating $27,750.

      We have filed a registration statement on Form SB-2 to register 1,265,000 shares of the common stock owned by the people who received their shares from Paul Gottbetter and Adam Gottbetter. We have also included 1,000,000 (post-split) shares sold in April 1999 under Rule 504 in the registration statement. The shares are being registered for the benefit of the shareholders. The offering of the shares by the selling shareholder will begin when the Securities and Exchange Commission grants effectiveness to the registration statement.

--------------------------------------------------------------------------------

                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------

The statements contained in this Annual Report on Form 10-KSB that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. From time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in various filings made by the Company with the Securities and Exchange Commission (the "SEC"), or press releases or oral statements made by or with the approval of an authorized executive officer of the Company. These forward-looking statements, such as statements regarding anticipated future revenues, capital expenditures, and other statements regarding matters that are not historical facts, involve predictions. The Company's actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.

      Harmony was formed on August 13, 1996, under the laws of the State of New York. We intend to continue to be a direct seller of Doncaster apparel. The following is our plan of operation for the next twelve months. Although Harmony was formed in August 1996, we were unable to locate a business to engage in until Summer 1998, when we discovered the business of direct selling Doncaster apparel. From Summer 1998 to December 1999, we engaged in compiling a mailing list to announce the December 1998 holiday line. We commenced operations as a direct seller of Doncaster in December 1998. Our operations to date have consisted of preparing for the direct selling of Doncaster by compiling a mailing list, sending out mailings and the selling of Doncaster through trunk shows and personal appointments.

      We are in the developmental stage and our revenues are based solely on the commission we receive from the sales of Doncaster apparel. We have also received money from a limited offering of shares of our common stock in April 1999, which raised $25,250.

      After deducting operating expenses which consist of postage, printing and miscellaneous office supplies of approximately $1,000 per trunk show, the two consultants are paid their fees. Since we do not have to pay in advance for any of the merchandise that we sell, it is not necessary to have large amounts of cash available.

      Doncaster pays us 25% of our net sales. Our net sales are the total of all our sales minus any returns. Of the money we receive from Doncaster, Ms. Winley is paid 40%. We divide the remaining money equally between Harmony and Mrs. Gottbetter.

      The proceeds from the limited offering have been and are being used to pay for our legal and accounting fees in connection with the preparation and filing of our registration statement on Form 10-SB which was filed with the Securities and Exchange Commission on July 22, 1999, the preparation and filing of our registration statement on Form SB-2 which was filed with the Securities and Exchange Commission on December 21, 1999, the preparation and filing of this annual report, and the preparation and filing of our quarterly reports and the year audit for the year ended December 31, 1999.

      Doncaster increased its current line of apparel by adding women's sizes (16W, 18W, 20W, 1X, 2X, etc.), in the Spring 2000 collection. We expect that with the additional sizes available, our customer base will increase and our revenues will increase due to the additional sales. We realize adequate revenue after the payment of the commissions to our independent contractors, to cover our out-of-pocket costs, and our legal and accounting expenses. In the next twelve months we intend to:

            o     continue selling Doncaster apparel;
            o     increase our client base through mailings and word-of-mouth;
            o become a direct seller of a cosmetic skin care product line, or another product line that compliments but does not compete with Doncaster.

      We do not expect to hire any employees or engage the services of any additional independent contractors in the next twelve months unless the number of customers increases to an extent that an additional fashion consultant is needed. Any additional consultants would be paid a percentage of our commissions.

      Although we would like to generate profits, at this stage, it is unlikely we will be able to do so, unless our net sales increase. In order to do this, our sales at Doncaster must increase or we must sell other products in addition to Doncaster.

      Our business for the next twelve months does not include any product research and development other than investigating the manufacturers of cosmetics and skin care products that market their merchandise through direct selling. In order to investigate these manufacturers, we will:

            o contact the Direct Selling Association for the names and addresses of cosmetic manufacturers;
            o research magazines and newspapers for advertisements placed by cosmetic manufacturers;
            o use the Internet as a search and research tool on cosmetic manufacturers.

      Once we identify a cosmetic manufacturer that we are interested in, either Mr. Gottbetter or Mrs. Gottbetter will contact the manufacturer to discuss the possibility of Harmony becoming a direct seller of the products. We anticipate that it may take up to six months for us to find a company whose product interests us.

      We do not expect to purchase any plant or significant equipment in the next twelve months and we do not own any plant or significant equipment to sell.

      We anticipate that we will continue to operate at a loss for the foreseeable future. Our expenses consist of general and administrative expenses, legal fees and accounting fees.

      Since December 1998, our management had devoted the majority of its efforts to obtaining new customers for our products, pursuing and finding a management team to continue the process of completing its marketing goals, marketing limited quantities of the Doncaster Line, and obtaining sufficient working capital through loans and equity through a private placement offering. These activities were funded by our management and investments from stockholders.

      Results of Operations for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

      For the year ended December 31, 1999, Harmony generated net sales of $15,918 as compared to $0 for the year ended December 31, 1998 representing an increase of $15,918. Our cost of goods sold for the year ended December 31, 1999 was $0 as compared to $0 for the year ended December 31, 1998. Our gross profit on sales was $15,918 for the year ended December 31, 1999 as compared to $0 for the year ended December 31,1998. The increase in gross profit is the result of offering for sale the Doncaster Line in the reorganization of our business.

      Harmony's general and administrative costs aggregated approximately $41,526 for the year ended December 31, 1999 as compared to $10,865 for the year ended December 31, 1998 representing an increase of $30,661. Expenses for the year December 31, 1999 include office and computer expenses of $13,601, rent of $3000, salary of $3,000, professional fees of $7,292 and commissions of $3,473.

      Results of Operations for the period of inception, August 13, 1996 through December 31, 1999

      For the period from our inception, August 13, 1996, through December 31, 1999, a period of approximately 40 months, we generated net sales of $19,918 (an average of $498 per month). Our cost of goods sold on sales was approximately $0 for the period from our inception, August 13, 1996, through December 31, 1999. The gross profit from sales for this 40 month period is $19,918. Management believes the gross profit of an average of $498 for the period from inception, August 13, 1996, through December 31, 1999, will improve and stabilize once our marketing plans become fully implemented.

      Harmony's general and administrative costs aggregated approximately $67,448 for the period from inception, August 13, 1996, through December 31, 1999. Of these initial startup costs, approximately $28,634 is attributed to telephone and other office expenses, $5,699 in commissions, $27.615 in professional fees and $5,500 in rent.

Liquidity and Capital Resources

      Harmony increased liquidity by $3,182 from a cash balance at our inception of $0 through the process of developing gross profits for sales, selling the marketable securities, loans by our principal shareholders and the completion of a private placement with net proceeds to Harmony aggregating $18,565.

      We expended an aggregate of $18,825 for operating expenses and reduced our notes payable by $2,325 through December 31, 1999. In April 1999, our company sold under Rule 504 of Regulation D of the Securities Act of 1933, as amended, an aggregate of 505,000 shares of common stock at $0.05 per share for an aggregate cash consideration of $25,250 and the sale of 50,000 shares of common stock in consideration for $2,500 in legal services less $6,685 in offering expenses. On September 16, 1999, Harmony forward split the number of shares of common stock outstanding in a ratio of 2 to 1 restating the number of shares outstanding from 1,555,000 to 3,110,000.

Income Tax

      As of December 31, 1999, Harmony had a tax loss carry-forward of $47,258. Our ability to utilize the tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitations are not expected to have a material adverse effect on our ability to utilize our tax credit carry-forwards.

      We expect our capital requirements to increase over the next several years as we continue to develop our business, increase sales and administration infrastructure and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our company's present management can fund the continued capital requirements, the costs and timing of expansion of sales, marketing activities, facilities expansion needs, and competition in the business entered into.

      The report of our independent accountants on our December 31, 1999 financial statements contains an explanatory paragraph regarding our ability to continue as an on-going business.

--------------------------------------------------------------------------------

                          ITEM 7. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

      The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.

--------------------------------------------------------------------------------

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------

None.

                                    PART III

--------------------------------------------------------------------------------

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

--------------------------------------------------------------------------------

Executive Officers and Directors

      The table below shows certain information about each of our officers and directors.

                 Name           Age                  Position
          -----------------------------------------------------------------

          Paul B. Gottbetter     67       president, treasurer and director
          Michael C. Conte       41       secretary and director

      The directors have been elected by the present shareholders and will serve for a term of one year or until their successors are elected. Officers are appointed by, and serve at the pleasure of, the board of directors.

      Paul B. Gottbetter, president, treasurer and director, age 67, has been the president, treasurer and director since our formation. Mr. Gottbetter serves as president and treasurer at the pleasure of the board of directors. Since 1959, Mr. Gottbetter has been self-employed as both a certified public accountant and an attorney in private practice. Mr. Gottbetter's clientele largely consists of various sectors of the major apparel industry ranging from manufacturers to wholesalers. Mr. Gottbetter received his B.B.A. in accounting in 1953 from City College of New York and his JD in 1955 from New York University Law School.

      Michael C. Conte, secretary and director, age 41, has been secretary and a director since April 6, 1999. Mr. Conte serves as secretary at the pleasure of the board of directors. Mr. Conte has been employed by Paul B. Gottbetter as a certified public accountant since June 1980. Mr. Conte received his B.S. in accounting in 1980 from New York University.

Consultants

      In addition to the officers and directors identified above, we expect that Falene Gottbetter and Roberta Winley, both consultants, will be important to our operations.

      Falene R. Gottbetter, independent contractor, age 56, has been an independent contractor for us , and has been selling the Doncaster Line since December 1998. During the period between June 1994 and December 1998, Mrs. Gottbetter was retired. Mrs. Gottbetter received her B.S. in education in 1964 from Finch College and her MA in education in 1982 from Long Island University.

      Roberta Winley, independent contractor, age 56, has been an independent contractor for us, and has been selling the Doncaster Line since December 1998. Since January 1998, Ms. Winley has been the principle of RSW Image, Inc., her own company, that provides fashion and image consulting services. From 1994 to 1996, Ms. Winley was employed as a sales manager of the dress division of Nancy Crystal, a private label blouse and dress manufacture and from 1996 to 1998, Ms. Winley was employed as a sales manager by Nira Nira, a private label manufacturer of women's clothing that is primarily sold to catalog companies. Ms. Winley regularly presents workshops, seminars and gives speeches on how clothing affects people and the manner in which they are perceived by others. Ms. Winley is a graduate of the Fashion Institute of Technology.

Board Meetings and Committees

      The Directors and Officers will not receive remuneration from the Company until a subsequent offering has been successfully completed, or cash flow from operating permits, all in the discretion of the Board of Directors. Directors may be paid their expenses, if any, for attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving the Company in any other capacity and receiving compensation therefrom. No compensation has been paid to the Directors. The Board of

Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

Compliance with Section 16(a) of the Exchange Act

      Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, the following directors, officers, and beneficial owners of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Securities Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act for the last fiscal year. As noted previously, the Company's stock has never traded nor been quoted and none of the aforementioned individuals has sold any of the stock which they hold.

      Name                                Number of Late Reports
      ----                                ----------------------

      Paul B. Gottbetter                  1

      Michael C. Conte                    1

--------------------------------------------------------------------------------

                         ITEM 10. EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

      Executive Compensation

      The following table shows the compensation that we have paid to our chief executive officer. No executive officer, including our chief executive officer receives a total annual salary and bonus of over $100,000.

      Name of Officer                     Year                    Salary
      ---------------                     ----                    ------

      Paul B. Gottbetter, president       1999                    $6,000
      CEO, director, treasurer            1998                    $6,000
                                          1997                    $6,000

--------------------------------------------------------------------------------

          ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                   MANAGEMENT

--------------------------------------------------------------------------------

      (a) Security Ownership of Certain Beneficial Owners.

      The following information relates to those persons known to Harmony to be the beneficial owner of more than five percent of the common stock, par value $.001 per share, the only class of voting securities of Harmony outstanding, as of March 27, 2000.

                                      Name and                      Amount and
     Title of                        Address of                      Nature of             Percentage
       Class                      Beneficial Owner             Beneficial Ownership         of Class*
     ---------                  --------------------         ------------------------      ----------
Common Stock, par             Paul B. Gottbetter                1,735,000 shares            55.78%
    value $.001 per share     8 Harmony Lane
                              Hartsdale, New York 10530         Direct

Common Stock, par             Turbo International, Ltd.         300,000 shares               9.64%
    value $.001 per share     50 Shirley Street
                              Nassau, Bahamas                   Direct

Common Stock, par             Turf  Holdings Ltd.               300,000 shares               9.64%
    value $.001 per share     Oakbridge House
                              6 West Hill Street
                              P.O. Box N 8195
                              Nassau, Bahamas                   Direct

Common Stock, par             Adam S. Gottbetter                277,333 shares               8.91%
    value $.001 per share     1035 Park Avenue, Apt. 5B
                              New York, New York  10028         Direct

Common Stock, par             Otto Zimmerli                     200,000 shares               6.43%
    value $.001 per share     Poststrasse 2
                              9050 Appenzell
                              Switzerland                       Direct

Common Stock, par             U.K. Menon                        200,000 shares               6.43%
    value $.001 per share     28 Jalan 17/21 C
                              Selangor
                              Malaysia                          Direct

      The information in the table above and below is based on 3,110,000 issued and outstanding shares of common stock.

      (b) Security Ownership of Management.

      The number of shares of common stock of Harmony owned by the Directors and Executive Officers of Harmony, as of March 27, 2000, is as follows:

                                         Name and                          Amount and
     Title of                           Address of                          Nature of           Percentage
       Class                         Beneficial Owner                 Beneficial Ownership       of Class*
     ---------                     --------------------             ------------------------   -----------
Common Stock, par                  Paul B. Gottbetter                    1,735,000 shares          55.78%
   value $.001 per share           8 Harmony Lane
                                   Hartsdale, New York 10530             Direct

Common Stock, par                  Michael Conte                         600 shares                   Less
   value $.001 per share           18 Burdge Drive                                                than 1%
                                   Middletown, New Jersey  07748

All officers and directors                                               1,735,600 shares          55.80%
   as a group (2 persons)

      The information in the table above and below is based on 3,110,000 issued and outstanding shares of common stock.

--------------------------------------------------------------------------------

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

      There have been no transactions exceeding $60,000 in the past two years and there are no proposed transactions that exceed $60,000 to which we were or are to be a party and any of our directors, executive officers, security holders owning more than 5% of our common stock or any immediate family members of these people had a direct or indirect material interest.

      Paul B. Gottbetter, our president, can be deemed to be a promoter of Harmony. Mr. Gottbetter was issued 200 shares of our common stock as consideration for his efforts in founding Harmony.

--------------------------------------------------------------------------------

                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

      (a) The following documents are filed as part of this report.

1.    Financial Statements                                                  Page
                                                                            ----

      Report of Thomas P. Monahan, Independent Certified Public Accountant   F-1

      Balance Sheet as of December 31, 1999                                  F-2

      Statements of Operations for the years ended
      December 31, 1999, and 1998                                            F-3

      Statement of Stockholders' Equity for the years ended
      December 31, 1999 and 1998                                             F-4

      Statements of Cash Flows for the years ended
      December 31, 1999 and 1998                                             F-5

      Notes to Financial Statements                                          F-6

2.    Financial Statement Schedules

      All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.    Exhibits

      (a)   The following exhibits are included as part of this report:

                SEC
  Exhibit    Reference
  Number       Number                        Title of Document                   Location
-----------------------------------------------------------------------------------------
3.1              3          Certificate of Incorporation filed August 13, 1996          *
3.2(a)           3          Certificate of Amendment of the Certificate of              *
                            Incorporation filed April 7, 1999
3.2(b)           3          Certificate of Amendment of the Certificate                **
                            of Incorporation filed September 20,1999
3.3              3          By-laws of Harmony                                          *

10              10      Fashion Consultant Agreement dated                   *
                        as of December 7, 1998, by and between
                        Tanner Companies Limited Partnership
                        and Falene R. Gottbetter

27              27      Financial Data Schedule.

------------------------------------------------
* Incorporated by Reference to the registration statement on Form 10-SB filed July 22, 1999.
** Incorporated by Reference to Form 10-QSB for the period ended September 30, 1999 filed on November 15, 1999.

      (b)   Reports on Form 8-K

            There were no reports filed on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 29, 2000                By:    /s/ Paul B. Gottbetter
                                            ------------------------------------
                                            Paul B. Gottbetter, President and
                                            Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of March 2000.


                                     By:    /s/ Paul B. Gottbetter
                                            ------------------------------------
                                            Paul B. Gottbetter, President,
                                            Treasurer Director


                                     By:    /s/ Michael C. Conte
                                            ------------------------------------
                                            Michael C. Conte, Secretary  and
                                            Director

                                THOMAS P. MONAHAN
                           CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                                 (973) 790-8775
                               Fax (973) 790-8845

To The Board of Directors and Shareholders of Harmony Trading Corp. (a development stage company)

      I have audited the accompanying balance sheet of Harmony Trading Corp. (a development stage company) as of December 31, 1999 and the related statements of operations, cash flows and shareholders' equity for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

      I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Trading Corp. (a development stage company) as of December 31, 1999 and the results of its operations, shareholders equity and cash flows for the year ended December 31, 1998 and 1999 in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that Harmony Trading Corp. (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since the date of reorganization and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Harmony Trading Corp. (a development stage company) to continue as a going concern.


                                                   /s/ Thomas Monahan
                                        ----------------------------------------
                                                  Thomas P. Monahan, CPA

March 17, 2000
Paterson, New Jersey

                              HARMONY TRADING CORP.
                          (A development stage company)

                                  BALANCE SHEET

                                                                    December 31,
                                                                       1999
                                                                    ------------
                                    Assets
Current assets
  Cash and cash equivalents                                          $  3,182
                                                                     --------
  Current assets                                                     $  3,182

Property and equipment                                                    -0-

Total assets                                                         $  3,182
                                                                     ========

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable and accrued expenses                             $ 27,000
                                                                     --------
  Total current liabilities                                          $ 27,000

Stockholders' equity
  Preferred stock authorized
5,000,000 shares, $0.001 par
value each. At December 31, 1999
there are -0- shares outstanding

  Common Stock authorized 20,000,000
shares, $0.001 par value each. At
December 31, 1999, there are 3,110,000
shares outstanding                                                      3,110

Additional paid in capital                                             20,330
Deficit accumulated during development
stage                                                                 (47,258)
                                                                     --------
Total stockholders' equity                                            (23,818)
                                                                     --------
Total liabilities and stockholders' equity                           $  3,182
                                                                     ========

                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A development stage company)

                             STATEMENT OF OPERATIONS

                                                                For the period
                                                                from inception
                                  December 31,   December 31,   August 13, 1996
                                     1998            1999       to December 31,
                                                                     1999
                                  -----------    -----------      -----------
Revenue                           $       -0-    $    15,918      $    19,918

Costs of goods sold                       -0-            -0-              -0-
                                  -----------    -----------      -----------
Gross profit                      $       -0-         15,918      $    19,918

Operations:
  General and
   administrative                      10,865         41,526           67,448

  Depreciation and amortization           -0-            -0-              -0-
                                  -----------    -----------      -----------
  Total expense                        10,865         41,526           67,448

Income (loss) from
 operations                       $   (10,865)       (25,608)         (47,530)

Other income
   Interest income                                                        272

Total Other Income
Income (loss)                     $   (10,865)   $   (25,608)     $   (47,258)
                                  ===========    ===========      ===========

Net income (loss)
 per share - basic                      (0.01)         (0.01)           (0.02)

Number of shares
 outstanding - basic                1,000,000      3,110,000        3,110,000
                                  ===========    ===========      ===========

                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A development stage company)

                        STATEMENT OF STOCKHOLDERS EQUITY

                                                                       Deficit
                                                                     accumulated
                                                       Additional      during
                              Common         Common      paid in     development
              Date             Stock         Stock       Capital        stage          Total
              ----             -----         -----       -------        -----          -----
December 31, 1996
balance                      2,000,000     $   2,000                                 $   2,000

Net income                                                            $ (10,865)     $ (10,865)
                             ---------     ---------     --------     ---------      ---------

December 31, 1997
balance                      2,000,000         2,000                  $ (10,865)     $  (8,865)

Net loss                                                                (10,785)       (10,785)
                             ---------     ---------     --------     ---------      ---------

December 31, 1998
balance                      2,000,000         2,000                  ($ 21,650)       (19,650)

Sale of shares               1,010,000         1,010       24,240                       25,250

Contribution of services                                      375                          375

Issuance of shares
 for legal                     100,000           100        2,400                        2,500
services

Less offering expenses                                     (6,685)                      (6,685)

Net Loss                                                                (25,608)       (25,608)
                             ---------     ---------     --------     ---------      ---------

December 31, 1999
balance                      3,110,000     $   3,110     $ 20,330     $ (47,258)     $ (23,818)
                             =========     =========     ========     =========      =========

                 See accompanying notes to financial statements

                              HARMONY TRADING CORP.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS

                                                                      For the period
                                                                      from inception
                                       December 31,    December 31,   August 13, 1996
                                          1998            1999        to December 31,
                                                                           1999
                                       ------------    ------------   ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net income (loss)                     $(10,785)       $(25,608)        $(47,258)
  Non cash transaction                                     2,875            4,875
  Corporate taxes                            325            (325)

  Accounts payable and accrued             9,000           6,000           27,000
    expenses
                                        --------        --------         --------
TOTAL CASH FLOWS FROM                     (1,460)        (17,058)         (15,383)
OPERATIONS

CASH FLOWS FROM INVESTING
ACTIVITIES

  Marketable securities                                    4,000              -0-
                                        --------        --------         --------
TOTAL CASH FLOWS FROM                                      4,000              -0-
INVESTING ACTIVITIES

CASH FLOWS FROM FINANCING
ACTIVITIES

  Officer loan payable                                    (2,325)            -0-
  Sale of stock net of
   offering expenses                                      18,565           18,565
                                                        --------         --------
TOTAL CASH FLOWS FROM
FINANCING ACTIVITIES                                      16,240           18,565

NET INCREASE (DECREASE) IN CASH           (1,460)
CASH BALANCE BEGINNING OF                  1,460             -0-              -0-
                                        --------        --------         --------
PERIOD

CASH BALANCE END OF PERIOD              $    -0-        $  3,182         $  3,182
                                        ========        ========         ========
Non cash activities                                      $2, 500         $  2,500
Issuance of 100,000 shares of
   Post split Common Stock in
Consideration for legal services                             375              375
                                                        --------         --------
Contribution of promotion services
Total non cash items                                    $  2,875         $  2,875
                                                        ========         ========

                 See accompanying notes to financial statements

                              HARMONY TRADING CORP.
                          (A development stage company)

Note 1. Organization of Company and Issuance of Common Stock

      a. Creation of the Company

      Harmony Trading Corp., (the "Company") was formed under the laws of New York on August 13, 1996 and was originally authorized to issue 200 shares of common stock, without par value each. On April 6, 1999, the Company amended its certificate of incorporation increasing the authorized number of shares of common stock to 20,000,000, $0.001 par value each and increasing the authorized number of shares of preferred stock to 5,000,000, $0.001 par value each.

      On September 20, 1999, the Company amended its certificate of incorporation to authorize an aggregate of 200,000,000 shares of common stock, $.001 par value each and 5,000,000 shares of preferred stock, $.001 par value each.

      b. Description of the Company

      The Company is considered to be a development stage business that is in the business of the direct selling of women's apparel and accessories through personal appointments and fashion shows.

      c. Issuance of Shares of Common Stock

      On August 13, 1996, the Company sold an aggregate of 200 shares of common stock, which was later restated to be 2,000,000 shares as a result of the forward stock splits, for an aggregate consideration of $2,000 or $.001 per share.

      In January, 1998, Paul Gottbetter, President of the Company, gifted 25 pre-split shares of common stock to Adam S. Gottbetter, which were restated to 125,000 shares after the forward split.

      On April 2, 1999, the number of shares of common stock was forward split in a ratio of 5,000 to 1 restating the number of shares of common stock outstanding from 200 to 1,000,000.

      In September, 1999, the Company has sold, pursuant to the terms of Rule 504 of Regulation D of the Securities Act of 1933, as amended, an aggregate of 555,000 shares of common stock at $0.05 per share for an aggregate of $27,750 less $6,685 in offering expenses.

      On September 16,1999, the Company forward split the number of shares of common stock outstanding in a ratio of 2 to 1 restating the number of shares outstanding from 1,555,000 to 3,110,000.

Note 2-Summary of Significant Accounting Policies

      a. Basis of Financial Statement Presentation

      The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $47,258 for the period from inception, August 13, 1996, to December 31, 1999. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to have positive cash flows from operations. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in its selling capabilities and implementing its marketing strategies. The Company plans to engage in such ongoing financing efforts on a continuing basis.

      The financial statements presented consist of the balance sheet of the Company as at December 31, 1999 and the related statements of operations and cash flows and stockholders' equity for the year ending December 31, 1998, and 1999 and for the period from inception, August 13, 1996, to December 31, 1999.

      b. Cash and cash equivalents

      The Company treats temporary investments with a maturity of less than three months as cash.

      c. Revenue recognition

      Revenue is recognized when products are shipped or services are rendered.

      Commission income is recognized when products are shipped or services are rendered.

      d. Selling and Marketing Costs

      Selling and Marketing - Certain selling and marketing costs are expensed in the period in which the cost pertains. Other selling and marketing costs are expensed as incurred.

      e. Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      f. Significant Concentration of Credit Risk

      At December 31, 1999, the Company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.

      g. Asset Impairment

      The Company adopted the provisions of SFAS No. 121, Accounting for the impairment of long lived assets and for long-lived assets to be disposed of effective January 1, 1996. SFAS No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the estimated undiscounted cash flows to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. There was no effect of such adoption on the Company's financial position or results of operations.

      h. Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives using the straight line methods over a period of seven years. Maintenance and repairs are charged against operations and betterments are capitalized.

      i. Recent Accounting Standards

      Accounting for Derivative Instruments and Hedging Activities

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. It is effective for all fiscal years beginning after June 15, 1999. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not currently engage in derivative trading or hedging activity. The Company will adopt SFAS 133 in the fiscal year ending December 31, 2000, although no impact on operating results or financial position is expected.

      Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

      In March of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The Company is currently assessing the impact that adoption of this statement will have on consolidated financial position and results of operations.

Note 3 - Related Party transactions

      a. Issuance of Shares of Common Stock

      On August 13, 1996, the Company sold an aggregate of 200 shares of common stock, which was later restated to be 2,000,000 as a result of the forward stock splits, for an aggregate consideration of $2,000 or $.001 per share.

      In January, 1998, Paul Gottbetter, President of the Company, gifted 25 pre-split shares of common stock to Adam S. Gottbetter, which were restated to 125,000 shares after the forward split.

      Paul Gottbetter and Adam S. Gottbetter are father and son.

      b. Office Location

      The Company occupies office space on a month to month basis at the home of its President, Paul B. Gottbetter, Certified Public Accountant, 8 Harmony Lane, Hartsdale, New York 10530 for a rent of $250 per month on a month-to-month basis.

      c. Officer Salaries

      For the period from inception, August 13, 1996, to December 31, 1996, for the year ending December 31, 1997, for the year ending December 31, 1998 and for the year ended December 31, 1999, the Company has accrued a minimal compensation of $500 per month as compensation to Mr. Gottbetter as consideration for services while the Company is in the development stage of development as follows: $2,000, $6,000, $6,000 and $6,000.

Note 5 - Commitments and Contingencies

      At December 31, 1998 and December 31, 1999, the Company has not entered into any contracts or commitments.

Note 6 - Income Taxes

      The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 1998 and December 31,1999, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

      At December 31, 1999, the Company has net operating loss carry forwards for income tax purposes of $47,258. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

      The components of the net deferred tax asset as of December 31, 1999 are as follows:

Deferred tax asset:
     Net operating loss carry forward         $ 16,067
     Valuation allowance                      $(16,067)
                                              --------
     Net deferred tax asset                   $    -0-
                                              ========

      The Company recognized no income tax benefit for the loss generated in the period from inception, August 13, 1996, to December 31, 1999.

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

Note 7 - Preferred Stock

      The Company's authorized capital stock consists of 5,000,000 Shares of Preferred Stock, par value $.001 per share.

      The Board of Directors of the Company has the authority to establish and designate any shares of stock in series or classes and to fix any variations in the designations, relative rights, preferences and limitations between series as it deems appropriate, by a majority vote.

      The preferred stock may be issued in series, each of which may vary, as determined by the board of directors, as to the designation and number of shares in such series, voting power of the holders thereof, dividend rate, redemption terms and prices, voluntary and involuntary liquidation preferences, and conversion rights and sinking fund requirements, if any, of such series.

      As of December 31, 1999, the number of shares of preferred stock outstanding is -0-.

Note 8 - Business and Credit Concentrations

      The amount reported in the financial statements for cash approximates fair market value. Because the difference between cost and the lower of cost or market is immaterial, no adjustment has been recognized.