Form 10QSB
period 2000-03-31
HARMONY TRADING CORP
filed 2000-05-15
CIK 1085106

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)
     |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:        March 31, 2000
                                         --------------------------------

     |_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from _______________ to _______________

        Commission file number __________________________________________

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

                       Yes      X          No
                            ---------          ----------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date:    3,110,000
                                                ------------------------------

     Transitional Small Business Disclosure Format (check one).
                  Yes                No      X
                      -------------      -----------

PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

      The condensed financial statements for the period ended March 31, 2000 included herein have been prepared by Harmony trading Corp. (the "Company") without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). In the opinion of management, the statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of operations and cash flows for the three month periods ended March 31, 1999 and 2000.

                              HARMONY TRADING CORP.
                          (A development stage company)

                                  BALANCE SHEET

                                                      December 31,    March 31,
                                                          1999          2000
                                                                      Unaudited
                                                      ------------    ---------

                               Assets

Current assets
  Cash and cash equivalents                             $  3,182       $  3,415
  Commissions receivable                                   1,366
                                                        --------       --------
  Current assets                                        $  3,182          4,781

Property and equipment                                       -0-            -0-

Total assets                                            $  3,182       $  4,781
                                                        ========       ========

                Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable and accrued expenses                $ 27,000       $ 30,078
                                                        --------       --------
  Total current liabilities                             $ 27,000         30,078

Stockholders' equity
  Preferred stock authorized
5,000,000 shares, $0.001 par
value each. At December 31, 1999
and March 31, 2000 there are
-0- and -0- shares outstanding
respectively


  Common Stock authorized 20,000,000
shares, $0.001 par value each. At
December 31, 1999 and March 31, 2000,
there are 3,110,000 3,110,000 shares
outstanding respectively                                   3,110          3,110

Additional paid in capital                                20,330         20,330
Deficit accumulated during development
stage                                                    (47,258)       (48,737)
                                                        --------       --------
Total stockholders' equity                               (23,818)       (25,297)
                                                        --------       --------
Total liabilities and stockholders' equity              $  3,182       $  4,781
                                                        ========       ========

                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A development stage company)

                             STATEMENT OF OPERATIONS

                                                                For the period
                                                                from inception
                                     March 31,      March 31,   August 13, 1996
                                       1999           2000        to March 31,
                                                                     2,000
                                     Unaudited      Unaudited      Unaudited
                                    -----------    -----------    -----------
Revenue                             $     2,694    $     5,851    $    25,769

Costs of goods sold                         -0-            -0-            -0-
                                    -----------    -----------    -----------

Gross profit                        $     2,694    $     5,851    $    25,769

Operations:
  General and
   administrative                         5,369          7,330         74,778

  Depreciation and amortization             -0-            -0-            -0-
                                    -----------    -----------    -----------
  Total expense                           5,369          7,330         74,778

Income (loss) from
 operations                              (2,675)        (1,479)       (49,009)

Other income
   Interest income                                                        272
                                                                          ---

Total Other Income
Income (loss)                       $    (2,675)   $    (1,479)   $   (48,737)
                                    ===========    ===========    ===========

Net income (loss)
 per share - basic                        (0.00)         (0.00)         (0.02)

Number of shares
 outstanding-  basic                  1,000,000      3,110,000      3,110,000
                                    ===========    ===========    ===========

                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A development stage company)

                        STATEMENT OF STOCKHOLDERS EQUITY

                                                          Deficit
                                                        accumulated
                                            Additional    during
                      Common      Common     paid in    development
              Date     Stock      Stock      Capital       stage        Total
              ----   ---------    ------     --------    --------     --------
December 31, 1996
balance (1)         2,000,000    $2,000                              $  2,000

Net income                                             $ (10,865)    $(10,865)
                    ---------    ------    ---------   ---------     --------

December 31, 1997
balance             2,000,000     2,000                $ (10,865)    $ (8,865)

Net loss                                                 (10,785)     (10,785)
                    ---------    ------    ---------   ---------     --------

December 31, 1998
balance             2,000,000     2,000                 ($21,650)     (19,650)


Sale of shares      1,010,000     1,010       24,240                   25,250

Contribution of services                         375                      375

Issuance of shares
 for legal            100,000       100        2,400                    2,500
services

Less offering expenses                        (6,685)                  (6,685)

Net Loss                                                (25,608)      (25,608)
                    ---------    ------    ---------   ---------     --------

December 31, 1999
balance             3,110,000    $3,110    $  20,330    $(47,258)    $(23,818)

Unaudited
Net loss                                                  (1,479)      (1,479)
                    ---------    ------    ---------   ---------     --------
Balances
March 31, 2000      3,110,000    $3,110    $  20,330     (48,737)    $(25,297)
                    =========    ======    =========   =========     ========

                 See accompanying notes to financial statements

                              HARMONY TRADING CORP.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS

                                                              For the period
                                                              from inception
                                  March 31,    March 31,      August 13, 1996
                                   1999           2000          to March 31,
                                                                   2000
                                 Unaudited      Unaudited        Unaudited
                                 ---------      ---------        ---------

CASH FLOWS FROM OPERATING
ACTIVITIES
  Net income (loss)               $(2,675)        $(1,479)       $(48,737)
  Non cash transaction                                              4,875
  Corporate taxes                     (66)

  Commissions receivable                           (1,366)         (1,366)
  Accounts payable and accrued                      3,078          30,078
    expenses
                                  -------         -------        --------
TOTAL CASH FLOWS FROM              (2,741)            233         (15,150)
OPERATIONS

CASH FLOWS FROM INVESTING
ACTIVITIES                            -0-             -0-             -0-

CASH FLOWS FROM FINANCING
ACTIVITIES

 Officer loan payable               3,408             -0-             -0-
 Sale of stock net of
   offering expenses                                               18,565
                                                                 --------
TOTAL CASH FLOWS FROM
FINANCING ACTIVITIES                                               18,565

NET INCREASE (DECREASE) IN CASH       667             233        $  3,415
CASH BALANCE BEGINNING OF PERIOD      -0-           3,182             -0-
period                            -------         -------        --------


CASH BALANCE END OF PERIOD        $   667         $ 3,415        $  3,415

                                  =======         ========       ========

                              HARMONY TRADING CORP.
                          (A development stage company)
                          Notes to Financial Statements
                                 March 31, 2000

Note A - Basis of Reporting

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the financial position of Harmony Trading Corp. (the "Company") at March 31, 2000 and the results of its operations, and cash flows for the three-month period then ended. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1999 included in the Company's Form 10-KSB.

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

      Note C - Income Taxes

            The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

      At March 31, 2000, the Company has a net operating loss carry forward for income tax purposes of $48,737. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

      The components of the net deferred tax asset as of March 31, 2000 are as follows:

         Deferred tax asset:
             Net operating loss carry forward              $  16,570
             Valuation allowance                           $ (16,570)
                                                           ---------
             Net deferred tax asset                        $     -0-
                                                           =========

            The Company has not recognized any income tax benefit for the loss generated in the period from inception, August 13, 1996, to March 31, 2000.

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

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information.

      On December 21, 1999 certain selling shareholders filed a registration statement on Form SB-2, to register 1,265,000 shares of common stock. The registration statement was declared effective on May 2, 2000.

Item 6. Exhibits and Reports on Form 8-K

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HARMONY TRADING CORP.


  May 15, 2000                      /s/ Paul B. Gottbetter
                                    -----------------------------
                                    Paul B. Gottbetter, President and
                                    Chief Executive Officer, and Chief
                                    Financial Officer