Form 10QSB
period 2000-06-30
HARMONY TRADING CORP
filed 2000-08-04
CIK 1085106

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2000
                                -----------------------

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

                                 Not Applicable
- ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|  No |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date:       3,110,000
                                                ----------------------

           Transitional Small Business Disclosure Format (check one).

                                 Yes |_|  No |X|

PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Harmony Trading Corp. (a development stage company):

I have reviewed the accompanying consolidated balance sheet of Harmony Trading Corp. (a development stage company): as of June 30, 2000, and the related consolidated statements of operations and of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

I have conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

I previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, of changes in shareholders'equity and of cash flows for the year then ended (not presented herein), and in our report dated March 17, 2000, I expressed an unqualified opinion on those consolidated financial statements. In my opinion, the accompanying consolidated balance sheet information as of December 31, 1999, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

The accompanying financial statements have been prepared assuming that Harmony Trading Corp. (a development stage company) will continue as a going concern. As more fully described in Note 2, the Company has incurred operating losses since the date of inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note
2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Harmony Trading Corp. (a development stage company) to continue as a going concern.

Thomas Monahan Certified Public Accountant

Paterson, New Jersey
August 1, 2000

                              HARMONY TRADING CORP.
                          (A development stage company)

                                  BALANCE SHEET

                                                       December 31,   June 30,
                                                          1999          2000
                                                                     Unaudited
                                                       -----------   ---------

Assets
Current assets
  Cash and cash equivalents                             $ 3,182       $ 3,699
                                                        -------       -------
  Current assets                                        $ 3,182         3,699

Property and equipment                                      -0-           -0-

Total assets                                            $ 3,182       $ 3,699
                                                        =======       =======

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable and accrued expenses                $27,000       $31,546
                                                        -------       -------
  Total current liabilities                             $27,000        31,546

Stockholders' equity
  Preferred stock authorized
5,000,000 shares, $0.001 par
value each. At December 31, 1999
and March 31, 2000 there are -0-
and -0- shares outstanding respectively.

  Common Stock authorized 20,000,000
shares, $0.001 par value each. At
December 31, 1999 and June 30, 2000,
there are 3,110,000 and 3,110,000 shares
outstanding respectively                                   3,110        3,110

Additional paid in capital                                20,330       20,330
Deficit accumulated during development
stage                                                    (47,258)     (51,287)
                                                        --------     --------
Total stockholders' equity                               (23,818)     (27,847)
                                                        --------     --------
Total liabilities and stockholders' equity              $  3,182     $  3,699
                                                        ========     ========

                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A development stage company)
                             STATEMENT OF OPERATIONS

                                                                    For the period
                                        For the        For the      from inception
                                       six months     six months    August 13, 1996
                                     June 30, 1999  June 30, 2000  to June 30, 2,000
                                       Unaudited      Unaudited        Unaudited
                                      -----------    -----------      -----------
Revenue                               $     6,587    $     7,610    $    27,528

Costs of goods sold                           -0-            -0-            -0-
                                      -----------    -----------    -----------

Gross profit                          $     6,587    $     7,610    $    27,528

Operations:
  General and
   administrative                          15,435         11,639         79,081

  Depreciation and amortization               -0-            -0-            -0-
                                      -----------    -----------    -----------
  Total expense                            15,435         11,639         79,081

Income (loss) from
 operations                                (8,848)        (4,029)       (51,559)

Other income
   Interest income                                                          272
                                                                    -----------

Total Other Income
Income (loss)                         $    (8,848)   $    (4,029)   $   (51,287)
                                      ===========    ===========    ===========

Net income (loss)
 per share - basic                          (0.01)         (0.00)         (0.02)

Number of shares
 outstanding-  basic                    1,000,000      3,110,000      3,110,000
                                      ===========    ===========    ===========

                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A development stage company)
                             STATEMENT OF OPERATIONS

                                                   For the           For the
                                                 three months      three months
                                                June 30, 1999     June 30, 2000
                                                  Unaudited          Unaudited
                                                 -----------        -----------

Revenue                                          $     3,893        $     1,759

Costs of goods sold                                      -0-                -0-
                                                 -----------        -----------
Gross profit                                     $     3,893        $     1,759

Operations:
  General and
   administrative                                     10,066              4,309

  Depreciation and amortization                          -0-                -0-
                                                 -----------        -----------
  Total expense                                       10,066              4,309

Income (loss) from
 operations                                           (6,173)            (2,550)

Total Other Income
Income (loss)                                    $    (6,173)       $    (2,550)
                                                 ===========        ===========

Net income (loss)
 per share - basic                                     (0.01)             (0.00)

Number of shares
 outstanding-  basic                               1,000,000          3,110,000
                                                 ===========        ===========

                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A development stage company)

                        STATEMENT OF STOCKHOLDERS EQUITY

                                                                Deficit
                                                              accumulated
                                                 Additional     during
                            Common      Common     paid in    development
      Date                   Stock       Stock     Capital       stage       Total
   ---------               ---------   ---------  ---------    ---------   ---------
December 31, 1996
balance (1)                2,000,000   $   2,000                           $   2,000

Net income                                                    $ (10,865)   $ (10,865)
                           ---------   ---------   ---------  ---------    ---------

December 31, 1997
balance                    2,000,000       2,000              $ (10,865)   $  (8,865)

Net loss                                                        (10,785)     (10,785)
                           ---------   ---------   ---------  ---------    ---------

December 31, 1998
balance                    2,000,000       2,000              ($ 21,650)     (19,650)


Sale of shares             1,010,000       1,010      24,240                  25,250

Contribution of services                                 375                     375

Issuance of shares
 for legal                   100,000         100       2,400                   2,500
services

Less offering expenses                                (6,685)                 (6,685)

Net Loss                                                        (25,608)     (25,608)
                           ---------   ---------   ---------  ---------    ---------

December 31, 1999
balance                    3,110,000   $   3,110   $  20,330  $ (47,258)   $ (23,818)

Unaudited
Net loss                                                         (4,029)      (4,029)
                           ---------   ---------   ---------  ---------    ---------
Balances
June 30, 2000              3,110,000   $   3,110   $  20,330    (51,287)   $ (27,847)
                           =========   =========   =========  =========    =========

                 See accompanying notes to financial statements

                              HARMONY TRADING CORP.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS

                                                                     For the period
                                                                       from inception
                                             June 30,       June 30,   August 13, 1996
                                               1999           2000    to June 30,
                                                                            2000
                                            Unaudited     Unaudited     Unaudited
                                            ---------     ---------      ---------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net income (loss)                          $ (8,848)     $ (4,029)     $(51,287)
  Non cash transaction                                                      4,875
  Corporate taxes

  Accounts payable and accrued                  5,253         4,546        31,546
    expenses
                                             --------      --------      --------
TOTAL CASH FLOWS FROM                          (3,595)          517       (14,866)
OPERATIONS

CASH FLOWS FROM INVESTING
ACTIVITIES                                        -0-           -0-           -0-

CASH FLOWS FROM FINANCING
ACTIVITIES
 Decrease in marketable
    securities                                  4,000
 Officer loan payable                                           -0-           -0-
 Sale of stock net of
   offering expenses                                                       18,565
                                             --------                    --------
TOTAL CASH FLOWS FROM
FINANCING ACTIVITIES                            4,000                      18,565

NET INCREASE (DECREASE) IN CASH                   405           517      $  3,699
CASH BALANCE BEGINNING OF PERIOD                  -0-         3,182           -0-
period                                       --------      --------      --------

CASH BALANCE END OF PERIOD                   $    405      $  3,699      $  3,699
                                             ========      ========      ========

                              HARMONY TRADING CORP.
                          (A development stage company)
                          Notes to Financial Statements
                                  June 30, 2000

Note A - Basis of Reporting

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the financial position of Harmony Trading Corp. (the "Company") at June 30, 2000 and the results of its operations, and cash flows for the nine-month period then ended. The results of operations for the six-month period ended June 30, 2000 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1999 included in the Company's Form 10-SB.

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

      Note C - Income Taxes

            The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

            At June 30, 2000, the Company has net operating loss carry forwards for income tax purposes of $51,287. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

      The components of the net deferred tax asset as of June 30, 2000 are as follows:

            Deferred tax asset:
                Net operating loss carry forward        $  17,438
                Valuation allowance                     $ (17,438)
                                                        ---------
                Net deferred tax asset                  $      -0-
                                                        =========

            The Company recognized no income tax benefit for the loss generated in the period from inception, August 13, 1996, to June 30, 2000.

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

            Management's Discussion and Analysis / Plan of Operation

      Harmony was formed on August 13, 1996, under the laws of the State of New York. We intend to continue to be a direct seller of Doncaster apparel. The following is our plan of operation for the next twelve months. Although Harmony was formed in August 1996, we were unable to locate a business to engage in until Summer 1998, when we discovered the business of direct selling Doncaster apparel. From Summer 1998 to December 1998, we engaged in compiling a mailing list to announce the December 1998 holiday line. We commenced operations as a direct seller of Doncaster in December 1998. Our operations to date have consisted of preparing for the direct selling of Doncaster by compiling a mailing list, sending out mailings and the selling of Doncaster through trunk shows and personal appointments.

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

      Doncaster pays us a commission of 25% of the net sales Doncaster receives from our selling efforts. The commission that Doncaster pays to us is our total revenue from the sales of the Doncaster apparel. The net sales are the total of all the sales to the customers minus any returns. Of the money we receive from Doncaster, Ms. Winley is paid 40% as a commission, from which her share of expenses is deducted. After certain minimal expenses are charged back to Ms. Winley, the rest of commission remains with us and is recognized as income.

      The proceeds from the limited offering have been and are being used to pay for our legal and accounting fees in connection with the preparation and filing of our registration statement on

Form 10-SB which was filed with the Securities and Exchange Commission on July 22, 1999, the preparation and filing of our registration statement on Form SB-2 which was filed with the Securities and Exchange Commission on December 21, 1999, the preparation and filing of our annual report, and the preparation and filing of our quarterly reports and the year audit for the year ended December 31, 1999.

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

      We expect that will we be able to satisfy our current cash requirements for the next twelve months from our revenues, and we do not expect that we will need to raise additional capital from outside sources. If we do become the direct seller for a cosmetic and skin care manufacturer, we will be able to use our existing customer list, and expect our startup costs to be minimal. We do not expect to incur any extraordinary expenses like office equipment because we have a new computer which we previously purchased.

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

Results of Operations for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

      For the six months ended June 30, 2000, the Company generated net sales of $7,610 as compared to $6,587 for the six months ended June 30, 1999 representing an increase of $1,023. The Company's cost of goods sold for the six months ended June 30, 2000 was $-0- as compared to $-0- for the six months ended June 30,, 1999. The Company's gross profit on sales was $7,610 for the six months ended June 30, 2000 as compared to $1,023 for the six months ended June 30, 1999. The decrease in gross profit is the result of reduced commission income of the Doncaster Line in the reorganization of the Company's business.

      The Company's general and administrative costs aggregated approximately $7,330 for the six months ended June 30, 2000 as compared to $10,066 for the six months ended June 30, 1999 representing an decrease of $2,736. Included in the $7,330 are $3,008 in commissions, $750 in accrued rent, $1,500 in accrued salary, and $2,072 in office expenses.

      Results of Operations for the period of inception, August 13, 1996 through June 30, 2000

      For the period from our inception, August 13, 1996, through June 30, 2000, a period of approximately 46 months, we generated net sales of $27,528 (an average of $600 per month). Our cost of goods sold on sales was approximately $0 for the period from our inception, August 13, 1996, through M June 30, 2000. The gross profit from sales for this 46 month period is $27,528. Management believes the gross profit of an average of $600 for the period from inception, August 3, 1996, through June 30, 2000, will improve and stabilize once our marketing plans become fully implemented.

      Harmony's general and administrative costs aggregated approximately $79,081 for the period from inception, August 13, 1996, through June 30, 2000. Of these initial startup costs, approximately $31,168 is attributed to telephone and other office expenses, $8,798 in commissions, $32,115 in salary and $7,000 in rent.

Liquidity and Capital Resources

      Harmony increased liquidity by $3,699 from a cash balance at our inception of $0 through the process of generating gross profits from sales, selling the marketable securities, loans by our principal shareholders and the completion of a private placement with net proceeds to Harmony aggregating $18,565.

      We gained an aggregate of $517 for operating activities. In April 1999, we sold under Rule 504 of Regulation D of the Securities Act of 1933, as amended, an aggregate of 505,000 shares of common stock at $0.05 per share for an aggregate cash consideration of $25,250 and the sale of 50,000 shares of common stock in consideration for $2,500 in legal services less $6,685 in offering expenses. On September 16, 1999, Harmony forward split the number of shares of common stock outstanding in a ratio of 2 to 1 restating the number of shares outstanding from 1,555,000 to 3,110,000.

Income Tax

      As of June 30, 2000, Harmony had a tax loss carry-forward of $51,287. Our ability to utilize the tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under
Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitations are not expected to have a material adverse effect on our ability to utilize our tax credit carry-forwards.

      We expect our capital requirements to increase over the next several years as we continue to develop our business, increase sales and administration infrastructure and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our present management can fund the continued capital requirements, the costs and timing of expansion of sales, marketing activities, facilities expansion needs, and competition in the business entered into.

      The report of our independent accountants on our December 31, 1999 financial statements contains an explanatory paragraph regarding our ability to continue as an ongoing business.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information.

      On December 22, 1999 certain selling shareholders filed a registration statement on Form SB-2, to register 1,265,000 shares of common stock. The registration statement was declared effective on May 2, 2000.

Item 6. Exhibits and Reports on Form 8-K

      None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HARMONY TRADING CORP.


August 1, 2000                   /s/ Paul G. Gottbetter
                                 -----------------------------------------------
                                 Paul G. Gottbetter, President and Chief
                                 Executive Officer, and Chief Financial Officer