Form 10QSB
period 2000-09-30
HARMONY TRADING CORP
filed 2000-11-20
CIK 1085106

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 0-26543

                              HARMONY TRADING CORP.
             (Exact name of registrant as specified in its charter)

New York                                                              13-3935933
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

275 St. Jacques Street West, Suite 36
Montreal, Quebec, Canada                                                 H2Y 1M9
------------------------                                                 -------
(Address of principal executive offices)                              (Zip Code)

                                 (514) 286-0909
                                 --------------
              (Registrant's telephone number, including area code)

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of November 14, 2000, there were 3,110,000 shares of the registrant's common stock, par value $0.001 issued and outstanding.

                              HARMONY TRADING CORP.
               SEPTEMBER 30, 2000 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                     Page Number

        Special Note Regarding Forward Looking Statements .....................3

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ..................................................4
Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................13
Item 3. Quantitative and Qualitative Disclosures About Market Risk............14

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................15
Item 2. Changes in Securities and Use of Proceeds.............................15
Item 3. Defaults Upon Senior Securities.......................................15
Item 4. Submission of Matters to a Vote of Security Holders...................15
Item 5. Other Information.....................................................15
Item 6. Exhibits and Reports on Form 8-K......................................15

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

      PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        Report of Reviewing Independent Accountant.............................5
        Balance Sheet as of December 31, 1999 and September 30, 2000...........6
        Statement of Operations for the nine months ended
          September 30, 2000 and 1999 and for the Period from
          Inception, August 13, 1996 through September 30, 2000................7
        Statement of Operations for the three months ended September 30,
          2000 and 1999........................................................8
        Statement of Stockholders' Equity from December 31, 1996 through
          September 30, 2000...................................................9
        Statements of Cash Flows for the nine months ended
          September 30, 2000 and 1999.........................................10
        Notes to Financial Statements.........................................11

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Harmony Trading Corp. (a development stage company):

I have reviewed the accompanying consolidated balance sheet of Harmony Trading Corp. (a development stage company): as of September 30, 2000, and the related consolidated statements of operations and of cash flows for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Based on my review, I am not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

I previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and in my report dated March 17, 2000, I expressed an unqualified opinion on those consolidated financial statements. In my opinion, the accompanying consolidated balance sheet information as of December 31, 1999, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

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


Thomas Monahan Certified Public Accountant

Paterson, New Jersey
November 13, 2000

                              HARMONY TRADING CORP.
                          (A development stage company)
                                  BALANCE SHEET

                                                     December 31,  September 30,
                                                         1999          2000
                                                                    Unaudited
                                                     ------------  -------------
Assets
Current assets
  Cash and cash equivalents                            $  3,182      $  3,628
                                                       --------      --------
  Current assets                                       $  3,182         3,628

Property and equipment                                       -0-           -0-

Total assets                                           $  3,182      $  3,628
                                                       ========      ========

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable and accrued expenses               $ 27,000      $ 33,796
                                                       --------      --------
  Total current liabilities                            $ 27,000        33,796

Stockholders' equity
  Preferred stock authorized
5,000,000 shares, $0.001 par
value each. At December 31, 1999
and September 30, 2000 there are -0-
and -0- shares outstanding respectively

  Common Stock authorized 20,000,000
shares, $0.001 par value each. At
December 31, 1999 and September 30, 2000,
there are 3,110,000 3,110,000 shares
outstanding respectively                                  3,110         3,110

Additional paid in capital                               20,330        20,330
Deficit accumulated during development
stage                                                   (47,258)      (53,608)
                                                       --------      --------
Total stockholders' equity                              (23,818)      (30,168)
                                                       --------      --------
Total liabilities and stockholders' equity             $  3,182      $  3,628
                                                       ========      ========

                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A development stage company)
                             STATEMENT OF OPERATIONS

                                                                    For the period
                                     For the          For the       from inception
                                    nine months     nine months     August 13, 1996
                                   September 30,    September 30,   to September 30,
                                        1999            2000            2,000
                                     Unaudited        Unaudited       Unaudited
                                   -------------    -------------   ----------------
Revenue                             $    14,825      $    15,225      $    35,143

Costs of goods sold                          -0-              -0-              -0-
                                    -----------      -----------      -----------

Gross profit                        $    14,825           15,225      $    35,143

Operations:
  General and administrative             23,485           21,575           89,023

  Depreciation and amortization              -0-              -0-              -0-
                                    -----------      -----------      -----------
  Total expense                          23,485           21,575           89,023

Income (loss) from operations            (8,660)          (6,350)         (53,880)

Other income
   Interest income                          272                               272
                                                                      -----------
Total Other Income
Income (loss)                       $    (8,388)     $    (6,350)     $   (53,608)
                                    ===========      ===========      ===========

Net income (loss)
 per share - basic                        (0.00)           (0.00)

Number of shares
 outstanding - basic                  1,000,000        3,110,000
                                    ===========      ===========

                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A development stage company)
                             STATEMENT OF OPERATIONS

                                                  For the             For the
                                               three months        three months
                                               September 30,       September 30,
                                                   1999                2000
                                                 Unaudited           Unaudited
                                               -------------       -------------
Revenue                                         $    12,131         $     7,615

Costs of goods sold                                      -0-                 -0-
                                                -----------         -----------
Gross profit                                    $    12,131         $     7,615

Operations:
  General and administrative                         17,074               9,936

  Depreciation and amortization                          -0-                 -0-
                                                -----------         -----------
  Total expense                                      17,074               9,936

Income (loss) from
 operations                                          (4,943)             (2,321)

Other income
  Interest income
                                                        138
Total Other Income
Income (loss)                                   $    (4,805)        $    (2,321)
                                                ===========         ===========

Net income (loss)
 per share - basic                                    (0.00)              (0.00)

Number of shares
 outstanding-  basic                              3,110,000           3,110,000
                                                ===========         ===========

                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A development stage company)
                        STATEMENT OF STOCKHOLDERS EQUITY

                                                                      Deficit
                                                                    accumulated
                                                        Additional     during
                              Common        Common       paid in    development
             Date             Stock         Stock        Capital        stage        Total
             ----            ---------     ---------    ----------  -----------      ---------
December 31, 1996
balance (1)                  2,000,000     $   2,000                                 $   2,000

Net income                                                            $ (10,865)     $ (10,865)
                             ---------     ---------     ---------    ---------      ---------

December 31, 1997
balance                      2,000,000         2,000                  $ (10,865)     $  (8,865)

Net loss                                                                (10,785)       (10,785)
                             ---------     ---------     ---------    ---------      ---------

December 31, 1998
balance                      2,000,000         2,000                  ($ 21,650)       (19,650)

Sale of shares               1,010,000         1,010        24,240                      25,250

Contribution of services                                       375                         375

Issuance of shares
 for legal services            100,000           100         2,400                       2,500

Less offering expenses                                      (6,685)                     (6,685)

Net Loss                                                                (25,608)       (25,608)
                             ---------     ---------     ---------    ---------      ---------

December 31, 1999
balance                      3,110,000     $   3,110     $  20,330    $ (47,258)     $ (23,818)

Unaudited
Net loss                                                                 (6,350)        (6,350)
                             ---------     ---------     ---------    ---------      ---------
Balances
September 30, 2000           3,110,000     $   3,110     $  20,330      (53,608)     $ (30,168)
                             =========     =========     =========    =========      =========

                 See accompanying notes to financial statements

                              HARMONY TRADING CORP.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS

                                                                                For the period
                                            For the             For the         from inception
                                          nine months         nine months     August 13, 1996 to
                                      September 30, 1999  September 30, 2000  September 20, 2000
                                           Unaudited           Unaudited           Unaudited
                                           --------            --------            --------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net income (loss)                        $ (8,848)           $ (6,350)           $(53,608)
  Non cash transaction                                                                4,875
  Corporate taxes
  Accounts payable and
    accrued expenses                          5,253               6,796              33,796
                                           --------            --------            --------
TOTAL CASH FLOWS FROM                        (3,595)                446             (14,937)
OPERATIONS

CASH FLOWS FROM INVESTING
ACTIVITIES                                       -0-                 -0-                 -0-

CASH FLOWS FROM FINANCING
ACTIVITIES
 Decrease in marketable securities            4,000
 Officer loan payable                                                -0-                 -0-
 Sale of stock net of
   offering expenses                                                                 18,565
                                                                                   --------
TOTAL CASH FLOWS FROM
FINANCING ACTIVITIES                          4,000                                  18,565

NET INCREASE (DECREASE) IN CASH                 405                 446            $  3,628
CASH BALANCE BEGINNING OF PERIOD                -0-               3,182                 -0-
                                           --------            --------            --------

CASH BALANCE END OF PERIOD                 $    405            $  3,628            $  3,628
                                           ========            ========            ========

                 See accompanying notes to financial statements

                              HARMONY TRADING CORP.
                          (A development stage company)
                          Notes to Financial Statements
                               September 30, 2000

Note A - Basis of Reporting

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the financial position of Harmony Trading Corp. (the "Company") at September 30, 2000 and the results of its operations, and cash flows for the nine-month period then ended. The results of operations for the nine-month period ended September 30, 2000 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 1999 included in the Company's Form 10-SB.

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

Note C - Income Taxes

      The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of September 30, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

      At September 30, 2000, the Company has net operating loss carry forwards for income tax purposes of $53,608. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

      The components of the net deferred tax asset as of September 30, 2000 are as follows:

      Deferred tax asset:
          Net operating loss carry forward             $ 18,226
          Valuation allowance                          $(18,226)
                                                       --------
          Net deferred tax asset                       $     -0-
                                                       ========

      The Company recognized no income tax benefit for the loss generated in the period from inception, August 13, 1996, to September 30, 2000.

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

      Note D - Change in Management

      On August 28, 2000, Group InterCapital, Inc., a venture capital firm, purchased from Paul Gottbetter for $100,000, 1,735,000 shares of common stock, which is approximately 55.8% of our outstanding common stock, thereby acquiring control of us. The source of funds to purchase the securities was from Group InterCapital's working capital.

      Group InterCapital has replaced our board of directors by appointing Henry
J. Yersh and Denis St. Hilaire. Mr. Yersh was also appointed as our President and Chief Executive Officer and Mr. St. Hilaire was appointed as our Chief Financial Officer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report. Certain statements in this Quarterly Report which are not statements of historical fact are forward-looking statements. See "Special Note Regarding Forward-Looking Statements" on Page 3.

      We were formed on August 13, 1996, under the laws of the State of New York. Although Harmony was formed in August 1996, we were unable to locate a business to engage in until Summer 1998, when we discovered the business of direct selling Doncaster apparel. From Summer 1998 to December 1998, we engaged in compiling a mailing list to announce the December 1998 holiday line. We commenced operations as a direct seller of Doncaster in December 1998. Our operations to date have consisted of preparing for the direct selling of Doncaster by compiling a mailing list, sending out mailings and the selling of Doncaster through trunk shows and personal appointments.

      We are in the developmental stage and our revenues are based solely on the commission we receive from the sales of Doncaster apparel.

      On August 28, 2000, Group InterCapital Inc., a venture capital firm, completed the acquisition of 1,735,000 shares of our common stock resulting in GroupInter Capital owning more than 50% of our outstanding common stock. Group InterCapital replaced the existing board with Henry J. Yersh and Denis St. Hilaire. Mr. Yersh was also appointed as our President and Chief Executive Officer and Mr. Hilaire was appointed as our Chief Financial Officer.

      In October 2000 we entered into a letter of intent to pursue a definitive merger agreement with Nixxo Technologies Inc. for us to acquire Nixxo Technologies. Under the proposed merger, the stockholders of Nixxo Technologies will own approximately 83% of the company after the merger and the stockholders of Harmony Trading will own approximately 17% of the company after the merger. Nixxo Technologies is a GSM chipset and operating system design company based in San Jose, California, that anticipates beginning to ship GSM chipsets to various customers in the first quarter of 2001.

      On August 28, 2000, the Company transferred managerial control of to Group InterCapital, Inc., a venture capital firm, with the purchase from Paul Gottbetter for $100,000, 1,735,000 shares of common stock, which represents approximately 55.8% of our outstanding common stock, thereby acquiring control of us. The source of funds to purchase the securities was from Group InterCapital's working capital.

      Group InterCapital has replaced our board of directors by appointing Henry
J. Yersh and Denis St. Hilaire. Mr. Yersh was also appointed as our President and Chief Executive Officer and Mr. St. Hilaire was appointed as our Chief Financial Officer.

Results of Operations

      Results of Operations for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

      For the nine months ended September 30, 2000, we generated net sales of $15,225 as compared to $14,825 for the nine months ended September 30, 1999 representing a decrease of $400. Our cost of goods sold for the nine months ended September 30, 2000 was $-0- as compared to $-0- for the nine months ended September 30, 1999. Our gross profit on sales was $15,225 for the nine months ended September 30, 2000 as compared to $14,825 for the nine months ended September 30, 1999. The decrease in gross profit is the result of reduced commission income of the Doncaster Line in the reorganization of our business.

      Our general and administrative costs aggregated approximately $21,575 for the nine months ended September 30, 2000 as compared to $23,485 for the nine months ended September 30, 1999 representing a decrease of $1,910. Included in the $21,575 are $4,936 in commissions, $3,375 in accrued rent, $3,375 in accrued salary, and $9,889 in office expenses.

      Results of Operations for the period of inception, August 13, 1996 through September 30, 2000.

      For the period from our inception, August 13, 1996, through September 30, 2000, a period of approximately 49 months, we generated net sales of $35,143 (an average of $717 per month). Our cost of goods sold on sales was approximately $0 for the period from our inception, August 13, 1996, through September 30, 2000. The gross profit from sales for this 49 month period is $35,143. We believe the gross profit of an average of $717 for the period from inception, August 3, 1996, through September 30, 2000, will improve and stabilize once our marketing plans become fully implemented.

      Our general and administrative costs aggregated approximately $89,023 for the period from inception, August 13, 1996, through September 30, 2000. Of these initial startup costs, approximately $36,950 is attributed to telephone and other office expenses, $10,708 in commissions, $33,240 in salary and $8,125 in rent.

      Results of Operations for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

      For the three months ended September 30, 2000, we generated net sales and gross profit of $7,615 as compared to $12,131 for the three months ended September 30, 1999 representing a decrease of approximately $4,500. The decrease in net sale and gross profit is the result of reduced commission income of the Doncaster Line in the reorganization of our business.

      Our general and administrative costs aggregated approximately $9,936 for the three months ended September 30, 2000 as compared to $17,074 for the three months ended September 30, 1999 representing a decrease of approximately $7,000.

Liquidity and Capital Resources

      We increased liquidity by $3,628 from a cash balance at our inception of $0 through the process of generating gross profits from sales, selling the marketable securities, loans by our principal shareholders and the completion of a private placement with net proceeds to Harmony aggregating $18,565.

      We gained an aggregate of $517 for operating activities. In April 1999, we sold under Rule 504 of Regulation D of the Securities Act of 1933, as amended, an aggregate of 505,000 shares of common stock at $0.05 per share for an aggregate cash consideration of $25,250 and the sale of 50,000 shares of common stock in consideration for $2,500 in legal services less $6,685 in offering expenses. On September 16, 1999, we forward split the number of shares of our common stock outstanding in a ratio of 2 to 1 restating the number of shares outstanding from 1,555,000 to 3,110,000.

Income Tax

      As of September 30, 2000, we had a tax loss carry-forward of $53,608. Our ability to utilize the tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under
Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitations are not expected to have a material adverse effect on our ability to utilize our tax credit carry-forwards.

      If the proposed merger with Nixxo Technologies is not completed, we expect our capital requirements to increase over the next several years as we continue to develop our business, increase sales and administration infrastructure and embark on developing in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including the extent to which our present management can fund the continued capital requirements, the costs and timing of expansion of sales, marketing activities, facilities expansion needs, and competition in our business.

      The report of our independent accountants contains an explanatory paragraph regarding our ability to continue as an ongoing business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 27, 2000, we sent to our stockholders an information statement advising them of corporate action taken without a meeting by less than unanimous written consent of stockholders to amend our Certificate of Incorporation to effect a three-for-one forward stock split of the currently issued shares of our common stock.

      Our Board of Directors fixed the close of business on September 29, 2000 as the record date for the determination of stockholders entitled to vote on the proposal to amend our Certificate of Incorporation as described above. On September 29, 2000 there were 3,110,000 shares of our common stock issued and outstanding. The proposed amendment to our Certificate of Incorporation requires the affirmative vote of a majority of the outstanding shares of common stock entitled to vote thereon. Each share of common stock is entitled to one vote on the proposed amendment.

      Our Board of Directors, by written consent on September 28, 2000, has approved, and stockholders holding 1,735,000 shares (approximately 56%) of the outstanding shares of our common stock on September 29, 2000 have consented in writing to, the amendment. Holders of record as of November 20, 2000, will be entitled to receive the two additional shares of common stock for each share they own. We expect the payment date to be December 4, 2000.

ITEM 5. OTHER INFORMATION

      On August 28, 2000, Group InterCapital, Inc., a venture capital firm, purchased from Paul Gottbetter for $100,000, 1,735,000 shares of common stock, which is approximately 55.8% of our outstanding common stock, thereby acquiring control of us. The source of funds to purchase the securities was from Group InterCapital's working capital.

      Group InterCapital has replaced our board of directors by appointing Henry
J. Yersh and Denis St. Hilaire. Mr. Yersh was also appointed as our President and Chief Executive Officer and Mr. St. Hilaire was appointed as our Chief Financial Officer.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

   27    Financial Data Schedule

(b)   Reports on Form 8-K.

      None.

      SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     HARMONY TRADING CORP.


Dated: November 20, 2000                    By: /s/ HENRY J. YERSH
                                                --------------------------------
                                                     Henry J. Yersh
                                                     President


                                            By: /s/ DENIS ST. HILAIRE
                                                --------------------------------
                                                     Denis St. Hilaire
                                                     Chief Financial Officer

EXHIBIT INDEX

27    Financial Data Schedule