Form 10KSB
period 2000-12-31
HARMONY TRADING CORP
filed 2001-04-02
CIK 1085106

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

    (Mark One)
       |X|     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2000

                                       OR

       |_|     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______________ to _______________


               Commission file number                         000-30158
                                     -------------------------------------------

                             Harmony Trading Corp.
                    ---------------------------------------
                    (Exact name of small business issuer as
                           specified in its charter)

                New York                                     13-3935933
    --------------------------------                     ------------------
      (State or other jurisdiction                          (IRS Employer
    of incorporation or organization)                    Identification No.)

 275 St. Jacques St. West, Suite 36, Montreal, Quebec, Canada         H2Y 1M9
--------------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number            (514) 286-0909
                          ---------------------------------------

Securities registered under Section 12(b) of the Act:         None
                                                     ---------------------------

Securities registered under Section 12(g) of the Act: Common Stock, par value
                                                      $0.000333 per share
                                                      --------------------------

      Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      State registrant's revenues for its most recent fiscal year: $17,438.

      As of March 15, 2001, there were 9,330,000 shares of the registrant's common stock, par value $0.001 issued and outstanding. Of these, 4,125,000 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is $3,867,188 based on the average closing bid and asked bid price of $0.9375 of the registrant's common stock on March 28, 2001.

Transitional Small Business Disclosure Format (check one):
Yes |_|; No |X|

                      DOCUMENTS INCORPORATED BY REFERENCE

      If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended ("Securities Act") -- N/A.

--------------------------------------------------------------------------------
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

   Item Number and Caption                                                  Page

         Forward-Looking Statements............................................4

   PART I

      1.  Description of Business..............................................4

      2.  Description of Property..............................................8

      3.  Legal Proceedings....................................................9

      4.  Submission of Matters to a Vote of Security Holders..................9

   PART II

      5.  Market for Common Equity and Related Stockholder Matters.............9

      6.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................10
      7.  Financial Statements................................................14

      8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................14

   PART III

      9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act..................15

      10.  Executive Compensation.............................................17

      11.  Security Ownership of Certain Beneficial Owners and Management.....17

      12.  Certain Relationships and Related Transactions.....................18

      13.  Exhibits and Reports on Form 8-K...................................19

--------------------------------------------------------------------------------
                           FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

      Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Management's Discussion and Analysis of Financial Condition and Results of Operations". You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

--------------------------------------------------------------------------------
                                     PART I

                        ITEM 1. DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

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

      Under the agreement with Tanner, we receive a sales kit four times a year, one for each seasonal collection. We pay $180 to Doncaster for each sales kit, but that money will be refunded if we decide not to continue selling Doncaster. The sales kit includes brochures for the trunk show mailings, a look book which contains a detailed description of every item, fabric and color swatches, pictures of every item in the collection, a size chart and a pricing sheet. The agreement is on-going and can be terminated either by us or by Tanner on thirty
(30) days written notice. The agreement provides that we will not show competitive products at the same time that we are showing Doncaster apparel. We must sell, after returns and credits, a minimum of $10,000 per collection in order to remain a fashion consultant for Doncaster.

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

      The week prior to the show Mrs. Gottbetter devotes approximately 24 hours to our business and Ms. Winley devotes approximately 4 hours. During this time, they prepare the Gottbetter's home for the show and schedule appointments. During the week of the trunk show and the week after the trunk show, both Mrs. Gottbetter and Ms. Winley devote approximately 40 hours each per week to our business, showing clients the collection and taking orders. The week after the trunk show is spent following up with Doncaster on the orders. During the rest of the year, Mrs. Gottbetter spends approximately 10 hours a week on our business and Ms. Winley spends about 25 hours a week.

      In management's opinion, and Mrs. Gottbetter's and Ms. Winley's opinions, Doncaster's clothing is comparable in quality and styling to DKNY, Donna Karan, Dana Buchman and other high end contemporary clothing lines. The style of clothing is classic and traditional, but modern and contemporary and is made from wool, linen, silk and cotton. The size of the clothing ranges from 2 to 18 and 2 to 14 petite, and women's sizes 14 to 24 and is a fuller cut to assure true sizing and proper fit. Doncaster added a new line of women's sizes to its Spring collection called Elana.

      Our success depends in substantial part upon Doncaster's ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner. Although Doncaster attempts to stay abreast of emerging lifestyle and consumer preferences affecting its merchandise, any failure by Doncaster to identify and respond to such trends could have a material adverse effect on our business.

      Doncaster's line of clothing consists of separate pieces to allow women versatility in mixing matching items. The line includes pants, blazers, sweaters, blouses, skirts, shorts, camisoles, and dresses. In addition, Doncaster offers accessories including jewelry, belts and scarves. Doncaster has four seasonal collections, Spring, Spring/Summer, Fall and Fall/Winter. The collections are introduced on the following schedule - Fall in July, Fall/Winter in September, Spring in January, and Spring/Summer in May. Within each season's collection, there are various style/theme collections. For example, the Spring /Summer 1999 collection consisted of Sloan Ranger, White Sand, Summer essentials, Kauai Island and Spice Market Group. The Sloan Ranger group was inspired by London's Sloane Ranger district and featured casual coordinates in khaki, white, peach and lilac, in solids and prints. The White Sand group consisted of very classic pieces including, but not limited to, a shirtwaist dress, and a man tailored jacket, man tailored shirt, in the colors of white, beige and navy. The Fall 1999 collection consists of the following: Grey Matters, Country Classics, Luxe, Fall Essentials, Haute View and Simply Silk. In addition to slacks, sweaters, blouses, the Fall collection included wool jackets and a coat with a detachable fur collar.

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

      We forward a client's order to Doncaster by phone or fax. The customer is not billed for the order until Doncaster ships the order to the client. The order can be shipped directly to the client or to Doncaster's New York showroom. Doncaster employs a dressmaker who can make alterations to the clothing. Clothing which has not been altered or worn can be returned to Doncaster for a full refund within thirty days of receipt.

      We also obtain clients from referrals by Doncaster in response to its national advertising campaign in magazines like as Harper's Bazaar, Town & Country Mode, and Vogue. Doncaster will give the name and telephone number of a consultant in a potential client's area in response to calls Doncaster receives from the public inquiring about its merchandise.

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

      In investigating the different manufacturers, we are interested in products that are:

            o     of high quality;
            o     moderate cost;
            o     has supportive management;
            o     has national advertising; and
            o     has a reasonable return policy.

      As of April 1, 2000, we had no employees. We have two independent contractors, Falene Gottbetter and Roberta Winley. Falene Gottbetter is the wife of our former President, Paul B. Gottbetter. Mrs. Gottbetter and Ms. Winley are independent contractors and not our employees. The decision to have them as independent contractors are for tax purposes. By classifying Mrs. Gottbetter and Ms. Winley as independent contractors and not employees, we are not responsible for paying unemployment taxes, disability or social security taxes, providing benefits like pension or medical plans, providing paid vacation or withholding taxes. The benefit to us is that our record keeping is simpler. We pay our consultants a commission and give them a Form 1099 for their yearly taxes.

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

--------------------------------------------------------------------------------
                        ITEM 2. DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

      We maintain our executive offices at 275 St. Jacques Street West, Suite 36, Montreal, Quebec, Canada, the executive offices of our controlling stockholder, Group InterCapital Inc. We do not have any rental agreement with Group InterCapital Inc. We pay a nominal rent of $250 per month to Group InterCapital Inc.

--------------------------------------------------------------------------------
                           ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

      We have no notice of any pending material litigation.

--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

Three-For-One Stock Split

      Our stockholders holding 1,735,000 shares (approximately 56% of the outstanding shares of our common stock) on September 29, 2000 consented in writing to, the amendment to our Certificate of Incorporation to effect a three-for-one split of our common stock.

Eliminate Preemptive Rights

      Our stockholders holding 5,205,000 shares (approximately 56% of the outstanding shares of our common stock) on December 19, 2000, consented in writing, to the amendment to our Certificate of Incorporation to eliminate preemptive rights.


--------------------------------------------------------------------------------
                                    PART II

                        ITEM 5. MARKET FOR COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Market Information

      Our common stock has been traded on the NASD Over-the-Counter Bulletin Board under the symbol "HRMY" since July 6, 2000. The following table sets forth, for the fiscal quarters indicated, the high and low bid prices per share of our common stock and warrants as reported on the NASD Over-the-Counter Bulletin Board. The quotations reflect inter dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The prices set forth below have been adjusted to reflect the three-for-one stock split effective December 5, 2000.

                                  Common Stock
Year Ended December 31, 2000    High        Low
Third Quarter                   1.500      0.125
Fourth Quarter                  3.031      1.542

      On March 28, 2001, the closing bid price of our common stock was $1.00.

Holders

      As of March 15, 2001, there are approximately 33 record holders of our common stock.

Dividends

      As of the date of this report, no cash dividends have been declared on the common stock. Subject to the prior rights of any series of preferred stock which may from time to time be outstanding, if any, holders of common stock are entitled to receive ratably, dividends when, as, and if declared by the board of directors out of funds legally available therefor. Under the Business Corporation Law of New York, we may only pay dividends out of capital and surplus, or out of certain enumerated retained earnings, as those terms are defined in the Business Corporation Law of New York. The payment of dividends on its common stock is, therefore, subject to the availability of capital and surplus or retained earnings as provided in the Business Corporation Law of New York.

Recent sales of securities

      None.


--------------------------------------------------------------------------------
                  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. In addition to the information contained herein the following discussion contains forward looking statements that involve certain risks and uncertainties which may cause our actual results in future periods to differ materially from forecasted results. See "Forward Looking Statements" on page 4.

      We were formed on August 13, 1996, under the laws of the State of New York. We intend to continue to be a direct seller of Doncaster apparel. The following is our plan of operation for the next twelve months. Although we were formed in August 1996, we were unable to locate a business to engage in until Summer 1998, when we discovered the business of direct selling Doncaster apparel. From Summer 1998 to December 1998, we engaged in compiling a mailing list to announce the December 1998 holiday line. We commenced operations as a direct seller of Doncaster in December 1998. Our operations to date have consisted of preparing for the direct selling of Doncaster by compiling a mailing list, sending out mailings and the selling of Doncaster through trunk shows and personal appointments.

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

      The proceeds from the limited offering have been used to pay for our legal and accounting fees in connection with the preparation and filing of our registration statements on Form 10-SB which was filed with the Securities and Exchange Commission on July 22, 1999, the preparation and filing of our registration statement for certain selling shareholders on Form SB-2 which was filed with the Securities and Exchange Commission on December 21, 1999, the preparation and filing of our annual report, and the preparation and filing of our quarterly reports and the year audit for the year ended December 31, 2000.

      Doncaster increased its current line of apparel by adding women's sizes (16W, 18W, 20W, 1X, 2X, etc.), in the Spring 2000 collection. We expect that with the additional sizes available, our customer base will increase and our revenues will increase due to the additional sales. We realize adequate revenue after the payment of the commissions to our independent contractors, to cover our out-of-pocket costs, and our legal and accounting expenses. In the next twelve months we intend to:

      o     continue selling Doncaster apparel;

      o     increase our client base through mailings and word-of-mouth; and

      o become a direct seller of a cosmetic skin care product line or another product line that compliments but does not compete with Doncaster.

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

      o research magazines and newspapers for advertisements placed by cosmetic manufacturers; and

      o use the Internet as a search and research tool on cosmetic manufacturers.

      Once we identify a cosmetic manufacturer that we are interested in, Mrs. Gottbetter will contact the manufacturer to discuss the possibility of Harmony becoming a direct seller of the products. We anticipate that it may take up to nine months for us to find a company whose product interests us.

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

      On August 28, 2000, Group InterCapital, Inc., a venture capital firm, purchased from Paul Gottbetter for $100,000, 1,735,000 shares of common stock, which represents approximately 55.8% of our outstanding common stock, thereby acquiring control of us. Group InterCapital replaced our board of directors by appointing Henry J. Yersh and Denis St. Hilaire. Mr. Yersh was also appointed as our President and Chief Executive Officer and Mr. St. Hilaire was appointed as our Chief Financial Officer.

Results of Operations

      Results of Operations for the year ended December 31, 2000 as compared to the year ended December 31, 1999.

      For the year ended December 31, 2000, we generated net sales of $17,438 as compared to $15,918 for the year ended December 31, 1999 representing an increase of $1,520. Our cost of goods sold for the year ended December 31, 2000 was $-0- as compared to $-0- for the year ended December 31, 1999. Our gross profit on sales was $17,438 for the year ended December 31, 2000 as compared to $15,918 for the year ended December 31, 1999. The increase in gross profit is the result of increased commission income of the Doncaster Line in the reorganization of our business.

      Our general and administrative costs aggregated approximately $26,419 for the year ended December 31, 2000 as compared to $41,798 for the year ended December 31, 1999 representing an decrease of $15,379. Included in the $26,419 are $11,950 in commissions, $3,000 in accrued rent, $6,000 in accrued salary, and $5,469 in office expenses.

      Results of Operations for the period of inception, August 13, 1996 through December 31, 2000

      For the period from our inception, August 13, 1996, through December 31, 2000, a period of approximately 49 months, we generated net sales of $35,356 (an average of $717 per month). Our cost of goods sold on sales was approximately $0 for the period from our inception, August 13, 1996, through December 31, 2000. The gross profit from sales for this 52 month period is $35,356. Management believes the gross profit of an average of $717 for the period from inception, August 3, 1996, through December 31, 2000, will improve and stabilize once our marketing plans become fully implemented.

      Our general and administrative costs aggregated approximately $93,867 for the period from inception, August 13, 1996, through December 31, 2000. Of these initial startup costs, approximately $36,950 is attributed to telephone and other office expenses, $15,042 in commissions, $33,000 in salary and $8,875 in rent.

      Liquidity and Capital Resources

      We increased liquidity by $4,025 from a cash balance at our inception of $0 through the process of generating gross profits from sales, selling the marketable securities, loans by our principal shareholders and the completion of a private placement with net proceeds to us aggregating $18,565.

      We gained an aggregate of $843 for operating activities. In April 1999, we sold under Rule 504 of Regulation D of the Securities Act of 1933, as amended, an aggregate of 3,030,000 shares of common stock for an aggregate cash consideration of $25,250 and the sale of 50,000 shares of common stock in consideration for $2,500 in legal services less $6,685 in offering expenses.

Income Tax

      As of December 31, 2000, we had a tax loss carry-forward of $56,239. Our ability to utilize the tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under
Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitations are not expected to have a material adverse effect on our ability to utilize our tax credit carry-forwards.

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

      The report of our independent accountants on our December 31, 2000 financial statements contains an explanatory paragraph regarding our ability to continue as an ongoing business.

--------------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The financial statements and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.


--------------------------------------------------------------------------------
             ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         None.

--------------------------------------------------------------------------------
                                    PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------


Executive Officers, Directors and Key Employees

      The following table sets forth certain information regarding our executive officers, directors and key employees.


Name                  Age    Position
----                  ---    --------

Henry J. Yersh        63     President & Chief Executive Officer and Director

Denis St. Hilaire     60     Chief Financial Officer and Director

Management

      The directors have been elected by the present shareholders and will serve for a term of one year or until their successors are elected. Officers are appointed by, and serve at the pleasure of, the board of directors.

      Our directors and executive officers are:

      Henry Yersh, President and Chief Executive Officer and a Director, is President and Chief Executive Officer of Gicco Investment Corp. a small venture capital investment firm investing primarily in biotechnology and high tech start-up companies since 1981. From 1981 to 1997, he was President of General Interior Cleaning Corp., a janitorial contracting company specializing in cleaning services. From 1964 to 1975, he was President of Nationwide Interior Cleaning Co. Ltd., a janitorial contracting company specializing in cleaning services. From 1967 to 1975, he was President of Nimco Ltd. 1967-1975 a subsidiary of Nationwide, solely responsible for the janitorial and maintenance operations of Man and His World, formerly known as EXPO 67.

      Denis St-Hillaire, Chief Financial Officer and a Director, has been a self-employed businessman since 1987. Mr. Hillaire has performed various administrative functions for several Canadian public companies. He was instrumental in structuring the financial sector of the companies and assisting the search for new equity capital. From 1962 to 1987, he was District Manager of Dun & Bradstreet, a worldwide provider of business information, where he was responsible for overseeing and maintaining all house accounts and all new accounts of major Canadian corporations.

Consultants

      In addition to the officers and directors identified above, we expect that Falene Gottbetter and Roberta Winley, both consultants, will be important to our operations.

      Falene R. Gottbetter, independent contractor, age 56, has been an independent contractor for us, and has been selling the Doncaster Line since December 1998. During the period between June 1994 and December 1998, Mrs. Gottbetter was retired. Mrs. Gottbetter received her B.S. in education in 1964 from Finch College and her MA in education in 1982 from Long Island University.

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

Board Meetings and Committees

      The Directors and Officers will not receive remuneration from us until a subsequent offering has been successfully completed, or cash flow from operating permits, all in the discretion of the Board of Directors. Directors may be paid their expenses, if any, for attendance at such meeting of the Board of Directors, and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as Director. No such payment shall preclude any Director from serving in any other capacity and receiving compensation therefrom. No compensation has been paid to the Directors. The Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed.

      Meetings may be held from time to time to consider matters for which approval of our Board of Directors is desirable or is required by law. Our Board of Directors did not meet during 2000 and did acted by written consent on several matters.

16(a) Beneficial Ownership Reporting Compliance

      To our knowledge, no officers, directors, beneficial owners of more than ten percent of any class of our equity securities registered pursuant to Section 12 of the Exchange Act or any other person subject to Section 16 of the Exchange Act with respect to us, failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year, which ended December 31, 2000.

--------------------------------------------------------------------------------
                        ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

      The following table shows compensation earned during the fiscal years ended December 31, 2000, 1999 and 1998 by our President. None of our executive officers made $100,000 or more during any of these years. Mr. Gottbetter was our President and Chief Executive Officer through August 28, 2000. Mr. Yersh has been our President since August 28, 2000.

                           Summary Compensation Table

            Name & Principal Position            Year            Salary ($)

   Henry J. Yersh, President & CEO               2000             2,000

   Paul B. Gottbetter, President & CEO           2000             4,000
                                                 1999             6,000
                                                 1998             6,000

--------------------------------------------------------------------------------
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------


      The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2001. The information in this table provides the ownership information for:

      o each person known by us to be the beneficial owner of more than 5% of our common stock,

      o     each of our directors,

      o     each of our executive officers, and

      o     our executive officers, directors and director nominees as a group.

      Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

                                                Amount of             Percentage
  Name and Address of Owner                Beneficial Ownership         Owned*
  -------------------------                --------------------         ------

Group InterCapital, Inc.                     5,205,000 shares             56%
275 St. Jacques Street West, Suite 36
Montreal, Quebec
Canada H2Y 1MA

Henry J. Yersh                                       0 shares              0%
101 Chartwell Crescent
Beaconsfield, Quebec
Canada H9W 1C2

Denis St. Hilaire                                    0 shares              0%
150 Berlioz, #157
Verdun, Quebec
Canada H3E 1K3

All Executive Officers and Directors                 0 shares              0%
as a group (2 persons)

         We have not contacted stock brokerage firms holding shares of our common stock in "street name" to determine whether there are additional substantial holders of our common stock.

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

--------------------------------------------------------------------------------
                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

Financial Statements                                                     Page
                                                                         ----
Report of Thomas P. Monahan, Independent Certified Public Accountant      F-1

Balance Sheet as of December 31, 2000                                     F-2

Statements of Operations for the years and three months ended
December 31, 2000 and 1999                                             F-3 - F-4

Statement of Stockholders' Equity for the years ended December 31, 2000
and 1999                                                                  F-5

Statements of Cash Flows for the years ended December 31, 2000 and 1999   F-6

Notes to Financial Statements                                         F-7 - F-12

Financial Statement Schedules

      All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

      The following exhibits are included as part of this report:


      Exhibit
      Number                                          Title of Document
--------------------------------------------------------------------------------

        3.1        Certificate of Incorporation filed August 13, 1996(1)

        3.2(a) Certificate of Amendment of the Certificate of Incorporation filed April 7, 1999(1)

        3.2(b) Certificate of Amendment of the Certificate of Incorporation filed September 20, 1999(2)

        3.2(c) Certificate of Amendment of the Certificate of Incorporation filed November 20, 2000(3)

        3.2(d) Certificate of Amendment of the Certificate of Incorporation filed January 29, 2001(4)

        3.3        By-Laws of Harmony(1)

       10 Fashion Consultant Agreement dated as of December 7, 1998, by and between Tanner Companies Limited Partnership and Falene R. Gottbetter(1)

----------
    (1)  Incorporated by reference to the registration statement on Form
         10-SB filed July 22, 1999.
    (2) Incorporated by reference to Form 10-QSB for the period ended September 30, 1999 filed on November 15, 1999.
    (3)  Incorporated by reference to Form 8-K filed December 4, 2000.
    (4)  Incorporated by reference to Schedule 14C filed on January 5, 2001.

         (b) On December 4, 2000, we filed a Current Report on Form 8-K to disclose the potential change in control of our common stock in connection with the proposed merger with Nixxo Technologies, Inc. The merger was never completed and the parties terminated the merger agreement. The Form 8-K also disclosed that we completed a three-for-one forward split of its common stock.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                HARMONY TRADING CORP.


Dated: March 29, 2001           By: /s/ HENRY J. YERSH
                                    ----------------------------------------
                                        Henry J. Yersh
                                        President & Chairman of the Board

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of March, 2001.


                                By: /s/ HENRY J. YERSH
                                    ----------------------------------------
                                        Henry J. Yersh
                                        President & Chairman of the Board

                                By: /s/ DENIS ST. HILAIRE
                                    ----------------------------------------
                                        Denis St. Hilaire
                                        Chief Financial Officer and Director

Exhibit Index:

    Exhibit
     Number    Title of Document
--------------------------------------------------------------------------------
    3.1           Certificate of Incorporation filed August 13, 1996(1)

    3.2(a) Certificate of Amendment of the Certificate of Incorporation filed April 7, 1999(1)

    3.2(b) Certificate of Amendment of the Certificate of Incorporation filed September 20, 1999(2)

    3.2(c) Certificate of Amendment of the Certificate of Incorporation filed November 20, 2000(3)

    3.2(d) Certificate of Amendment of the Certificate of Incorporation filed January 29, 2001(4)

    3.3           By-Laws of Harmony(1)

   10 Fashion Consultant Agreement dated as of December 7, 1998, by and between Tanner Companies Limited Partnership and Falene R. Gottbetter(1)


----------
    (1) Incorporated by reference to the registration statement on Form 10-SB filed July 22, 1999.
    (2) Incorporated by reference to Form 10-QSB for the period ended September 30, 1999 filed on November 15, 1999.
    (3)  Incorporated by reference to Form 8-K filed December 4, 2000.
    (4)  Incorporated by reference to Schedule 14C filed on January 5, 2001.

                               THOMAS P. MONAHAN
                          CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                                 (973) 790-8775
                             Fax (973) 790-8845

To The Board of Directors and Shareholders of Harmony Trading Corp. (a development stage company)

      I have audited the accompanying balance sheet of Harmony Trading Corp. (a development stage company) as of December 31, 2000 and the related statements of operations, cash flows and shareholders' equity for the years ended December 31, 1999 and 2000 and for the period from inception, August 13, 1996, to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

      In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Trading Corp. (a development stage company) as of December 31, 2000 and the results of its operations, shareholders equity and cash flows for the year ended December 31, 1999 and 2000 and for the period from inception, August 13, 1996, to December 31, 2000 in conformity with generally accepted accounting principles.

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

March 25, 2001
Paterson, New Jersey


                             HARMONY TRADING CORP.
                         (A development stage company)

                                 BALANCE SHEET

                                               December 31,
                                                  2000
                                               -----------
Assets
Current assets
  Cash and cash equivalents                      $  4,025
                                                 --------
  Current assets                                 $  4,025

Property and equipment                               -0-

Total assets                                     $  4,025
                                                 ========

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable and accrued expenses         $ 36,824
                                                 --------
  Total current liabilities                      $ 36,824

Stockholders' equity
  Preferred stock authorized
5,000,000 shares, $0.001 par
value each. At December 31, 2000 there
are -0- shares outstanding.


  Common Stock authorized 20,000,000
shares, $0.001 par value each. At
December 31, 2000, there are 9,330,000 shares
outstanding respectively                            9,330

Additional paid in capital                         14,110
Deficit accumulated during development
stage                                             (56,239)
                                                 --------
Total stockholders' equity                        (32,799)
                                                 --------
Total liabilities and stockholders' equity       $  4,025
                                                 ========

                 See accompanying notes to financial statements.

                             HARMONY TRADING CORP.
                          (A development stage company)
                             STATEMENT OF OPERATIONS
                                                               For the period
                                 For the          For the      from inception
                               year ended        year ended     August 13, 1996
                               December 31,      December 31,   to December 31,
                                  1999              2000            2,000
                                ---------        ---------     ---------------
Revenue                         $ 15,918         $ 17,438         $ 37,356

Costs of goods sold                 -0-              -0-              -0-
                                --------         --------         --------
Gross profit                    $ 15,918         $ 17,438         $ 37,356

Operations:
  General and
   administrative                 41,526           26,419           93,867
  Depreciation and
   amortization                     -0-              -0-              -0-
                                --------         --------         --------
  Total expense                   41,526           26,419           93,867
                                --------         --------         --------
Income (loss) from
 operations                      (25,608)          (8,981)         (56,511)

Other income
   Interest income                   272             -0-               272
                                --------         --------         --------
Total Other Income                   272             -0-              -0-
                                --------         --------         --------
Income (loss)                   $(25,336)        $ (8,981)        $(56,239)
                                ========         ========         ========


Net income (loss)
 per share - basic                 (0.01)           (0.00)
                               =========        =========
Number of shares
 outstanding-  basic           9,330,000        9,330,000
                               =========        =========

                See accompanying notes to financial statements.

                             HARMONY TRADING CORP.
                         (A development stage company)
                            STATEMENT OF OPERATIONS

                                  For the          For the
                               three months     three months
                               December 31,     December 31,
                                   1999             2000
                                ---------        ---------
Revenue                         $   3,787        $   2,213

Costs of goods sold                 -0-               -0-
                                ---------        ---------
Gross profit                    $   3,787        $   2,213

Operations:
  General and
   administrative                  21,007            4,844
  Depreciation and amortization      -0-              -0-
                                ---------        ---------
  Total expense                    21,007            4,844
                                ---------        ---------
Income (loss) from
 operations                       (17,220)          (2,631)

Other income
  Interest income                    -0-              -0-
                                ---------        ---------
Total Other Income                   -0-              -0-
                                ---------        ---------
Income (loss)                   $ (17,220)       $  (2,631)
                                =========        =========


Net income (loss)
 per share - basic                  (0.00)           (0.00)

Number of shares
 outstanding-  basic            9,330,000        9,330,000
                                =========        =========

                See accompanying notes to financial statements.

                             HARMONY TRADING CORP.
                         (A development stage company)

                        STATEMENT OF STOCKHOLDERS EQUITY

                                                         Deficit
                                                       accumulated
                                            Additional   during
                       Common     Common     paid in   development
     Date              Stock      Stock      Capital      stage        Total
     ----            ---------    ------     --------   ---------    ---------
December 31,
1996 balance (1)     6,000,000    $6,000     $(4,000)                $   2,000
Net income                                              $ (10,865)   $ (10,865)
                     ---------    ------     -------    ---------    ---------
December 31,
1997 balance         6,000,000     6,000     $(4,000)   $ (10,865)    $ (8,865)
Net loss                                                  (10,785)     (10,785)
                     ---------    ------     -------    ---------    ---------
December 31,
1998 balance         6,000,000     6,000     $(4,000)   $ (21,650)     (19,650)

Sale of shares       3,030,000     3,030      22,220                    25,250

Contribution
of services                                      375                       375

Issuance of
shares for
legal services         300,000       300       2,200                     2,500

Less offering
expenses                                      (6,685)                   (6,685)

Net Loss                                                  (25,608)     (25,608)
                     ---------    ------    --------    ---------    ---------
December 31,
1999 balance         9,330,000    $9,330    $ 14,110    $ (47,258)    $(23,818)

Unaudited
Net loss                                                   (8,981)      (8,981)
                     ---------    ------    --------    ---------    ---------
December 31,
2000 balance         9,330,000    $9,330    $ 14,110    $ (56,239)    $(32,799)
                     =========    ======    ========    =========    =========

                 See accompanying notes to financial statements

                              HARMONY TRADING CORP.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS



                                For the          For the      For the period
                               year ended      year ended     from inception
                              December 31,     December 31,   August 13, 1996
                                 1999              2000      to December 31,
                                                                    2000
                               ---------        ---------        ---------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net income (loss)             $(25,608)         $(8,981)       $(56,239)
  Non cash transaction             2,875                            4,875
  Corporate taxes                   (325)
  Accounts payable and
   accrued expenses                6,000            9,824          36,824
                                --------          -------        --------
TOTAL CASH FLOWS FROM            (17,058)             843         (14,540)
OPERATIONS

CASH FLOWS FROM INVESTING
ACTIVITIES
  Marketable securities            4,000             -0-             -0-
                                --------          -------        --------
TOTAL CASH FLOWS FROM
INVESTING ACTIVITIES               4,000             -0-             -0-

CASH FLOWS FROM FINANCING
ACTIVITIES
  Officer loan                    (2,325)
  Sale of stock net of
   offering expenses              18,565                           18,565
                                --------          -------        --------
TOTAL CASH FLOWS FROM
FINANCING ACTIVITIES              16,240                           18,565
                                --------          -------        --------
NET INCREASE (DECREASE)
 IN CASH                           3,182              843        $  4,025
CASH BALANCE BEGINNING
 OF PERIOD                          -0-             3,182            -0-
                                --------          -------        --------
CASH BALANCE END OF PERIOD      $  3,182          $ 4,025        $  4,025
                                ========          =======        ========
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
Cash paid for interest          $   -0-           $   -0-        $   -0-
Cash paid for income taxes      $    325          $   -0-        $    325
                                ========          =======        ========

             See accompanying notes to financial statements

                             HARMONY TRADING CORP.
                         (A development stage company)
                         Notes to Financial Statements
                               DECEMBER 31, 2000

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

      c. Issuance of Shares of Common Stock

      On January 5, 1998, the Company sold an aggregate of 6,000,000 shares of common stock for $1,000 in marketable securities or $0.0003 per share.

      In January, 1998, Paul Gottbetter, President of the Company, gifted 750,000 shares of common stock to Adam S. Gottbetter.

      The Company has sold, pursuant to the terms of Rule 504 of Regulation D of the Securities Act of 1933, as amended, an aggregate of 3,030,000 shares of common stock for an aggregate of $25,250 less $6,685 in offering expenses.

Note 2-Summary of Significant Accounting Policies

      a. Basis of Financial Statement Presentation

      The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $56,239 for the period from inception, August 13, 1996, to December 31, 2000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to have positive cash flows from operations. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in its selling capabilities and implementing its marketing strategies. The Company plans to engage in such ongoing financing efforts on a continuing basis.

      The financial statements presented consist of the balance sheet of the Company as at December 31, 2000 and the related statements of operations and cash flows and stockholders' equity for the year ending December 31, 1999 and 2000, and for the period from inception, August 13, 1996, to December 31, 2000.


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

      f. Significant Concentration of Credit Risk

      At December 31, 2000, the Company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.

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

      h. Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed over the estimated useful lives using the straight line methods over a period of seven years. Maintenance and repairs are charged against operations and betterment's are capitalized.


      i. Recent Accounting Standards

      Accounting for Derivative Instruments and Hedging Activities

      Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) was issued in June 1998. It is effective for all fiscal years beginning after June 15, 1999. The new standard requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company does not currently engage in derivative trading or hedging activity. The Company has adopted and there was no impact on operating results or financial position.

      Accounting for the Costs of Computer Software Developed or Obtained for Internal Use

      In March of 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires computer software costs associated with internal use software to be charged to operations as incurred until certain capitalization criteria are met. SOP 98-1 is effective beginning January 1, 1999. The Company has adopted this Statement and there was no impact on operating results or financial position.

Note 3 - Related Party transactions

      a. Issuance of Shares of Common Stock

      On January 5, 1998, the Company sold an aggregate of $1,000,000 shares of common stock for $1,000 in marketable securities or $0.001 per share.

      In January, 1998, Paul Gottbetter, President of the Company, gifted 750,000 shares of common stock to Adam S. Gottbetter.

      Paul Gottbetter and Adam S. Gottbetter are father and son.

      b. Office Location

      The Company occupies office space on a month to month basis at 8 Harmony Lane, Hartsdale, New York 10530 for a rent of $250 per month on a month-to-month basis.

      c. Change in Management

      On August 28, 2000, Group InterCapital, Inc., a venture capital firm, purchased from Paul Gottbetter in a private transaction for $100,000, 1,735,000 shares of common stock, which is approximately 55.8% of the outstanding common stock, thereby acquiring control of the Company. The source of funds to purchase the securities was from Group InterCapital's working capital.

      Group InterCapital has replaced our board of directors by appointing Henry
J. Yersh and Denis St. Hilaire. Mr. Yersh was also appointed as President and Chief Executive Officer and Mr. St. Hilaire was appointed as our Chief Financial Officer.

Note 4 - Commitments and Contingencies

      At December 31, 2000, the Company has not entered into any contracts or commitments.

Note 5 - Income Taxes

      The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2000, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

      At The Company has adopted and there was no impact on operating results or financial position, the Company has net operating loss carry forwards for income tax purposes of $56,239 This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

      The components of the net deferred tax asset as of The Company has adopted and there was no impact on operating results or financial position are as follows:

Deferred tax asset:
     Net operating loss carry forward         $ 19,121
     Valuation allowance                      $(19,121)
                                              --------
     Net deferred tax asset                   $    -0-
                                              ========

      The Company recognized no income tax benefit for the loss generated in the period from inception, August 13, 1996, to December 31, 2000.

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

      As of December 31, 2000, the number of shares of preferred stock outstanding is -0-.

Note 8 - Business and Credit Concentrations

      The amount reported in the financial statements for cash approximates fair market value. Because the difference between cost and the lower of cost or market is immaterial, no adjustment has been recognized and investments are recorded at cost.

      Financial instruments that potentially subject the company to credit risk consist principally of trade receivables. Collateral is generally not required.