Form 10QSB
period 2001-03-31
HARMONY TRADING CORP
filed 2001-05-15
CIK 1085106

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2001

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 0-26543

                              HARMONY TRADING CORP.
             (Exact name of registrant as specified in its charter)

New York                                                             13-3935933
--------                                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

275 St. Jacques Street West, Suite 36
Montreal, Quebec, Canada                                                H2Y 1Ma
------------------------                                                -------
(Address of principal executive offices)                             (Zip Code)

                                 (514) 2860-0909
                                 ---------------
              (Registrant's telephone number, including area code)

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      As of May 11, 2001, there were 9,330,000 shares of the registrant's common stock, par value $0.001 issued and outstanding.

                              HARMONY TRADING CORP.
                 MARCH 30, 2000 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                     Page Number

        Special Note Regarding Forward Looking Information ....................3

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ..................................................4
Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations............................................12
Item 3. Quantitative and Qualitative Disclosures About Market Risk............15

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.....................................................15
Item 2. Changes in Securities and Use of Proceeds.............................15
Item 3. Defaults Upon Senior Securities.......................................15
Item 4. Submission of Matters to a Vote of Security Holders...................15
Item 5. Other Information.....................................................16
Item 6. Exhibits and Reports on Form 8-K......................................16

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

        Report of Reviewing Independent Accountant.............................5
        Balance Sheet as of March 31. 2001 ....................................6
        Statements of Operations for the three months ended
              March 31, 2001 and 2000..........................................7
        Statement of Stockholders Equity.......................................8
        Statements of Cash Flows for the three months ended
              March 31, 2001 and 2000 .........................................9
        Notes to Financial Statement..........................................10

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of
   Harmony Trading Corp. (a development stage company)

I have reviewed the accompanying balance sheet of Harmony Trading Corp. (a development stage company) as of March 31, 2001, and the related statements of operations and of cash flows for the three month periods ended March 31, 2000 and 2001. These financial statements are the responsibility of the Company's management.

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

Based on my review, I are not aware of any material modifications that should be made to the accompanying interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

I previously audited in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, of changes in shareholders'equity and of cash flows for the year then ended (not presented herein), and in my report dated March 25, 2001, that was prepared assuming that Harmony Trading Corp. (a development stage company) will continue as a going concern. As more fully described in Note D, the Company has incurred operating losses since the date of inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note D. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Harmony Trading Corp. (a development stage company) to continue as a going concern. In my opinion, the accompanying balance sheet information as of December 31, 2000, is fairly stated, in all material respects in relation to the balance sheet from which it has been derived.

Thomas Monahan Certified Public Accountant
Paterson, New Jersey
May 8, 2001

                              HARMONY TRADING CORP.
                          (A development stage company)

                                  BALANCE SHEET

                                                     December 31,     March 31,
                                                         2000            2001
                                                                      Unaudited
                                                     ------------     ---------
                                     Assets
Current assets
  Cash and cash equivalents                            $  4,025       $  4,640
                                                       --------       --------
  Current assets                                       $  4,025          4,640

Property and equipment                                       -0-            -0-

Total assets                                           $  4,025       $  4,640
                                                       ========       ========

Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable and accrued expenses               $ 36,824       $ 40,652
                                                       --------       --------
  Total current liabilities                            $ 36,824         40,652

Stockholders' equity
  Preferred stock authorized
5,000,000 shares, $0.001 par
value each. At December 31, 2000 there
are -0- shares outstanding

  Common Stock authorized 20,000,000
shares, $0.001 par value each. At
December 31, 2000 and March 31, 2001,
there are 9,330,000 and 9,330,000
shares outstanding respectively                           9,330          9,330

Additional paid in capital                               14,110         14,110
Deficit accumulated during development
stage                                                   (56,239)       (59,452)
                                                       --------       --------
Total stockholders' equity                              (32,799)       (36,012)
                                                       --------       --------
Total liabilities and stockholders' equity             $  4,025       $  4,640
                                                       ========       ========

                 See accompanying notes to financial statements

                              HARMONY TRADING CORP.
                          (A development stage company)
                             STATEMENT OF OPERATIONS

                                        For the           For the       For the period
                                     three months      three months     from inception
                                         ended            ended         August 13, 1996
                                       March 31,         March 31,      to December 31,
                                         2000              2001              2001
                                      Unaudited         Unaudited         Unaudited
                                    --------------    -------------     ---------------
Revenue                              $     5,851       $     5,364       $    42,720

Costs of goods sold                           -0-               -0-               -0-
                                     -----------       -----------       -----------

Gross profit                         $     5,851             5,364       $    42,720

Operations:
  General and
   administrative                          7,330             8,577           102,444

  Depreciation and amortization               -0-               -0-               -0-
                                     -----------       -----------       -----------
  Total expense                            7,330             8,577           102,444

Income (loss) from
 operations                               (1,479)           (3,213)          (59,724)

Other income
   Interest income                                                               272
                                                                         -----------

Total Other Income
Income (loss)                        $    (1,479)      $    (3,213)      $   (59,452)
                                     ===========       ===========       ===========

Net income (loss)
 per share - basic                         (0.00)            (0.00)

Number of shares
 outstanding-  basic                   9,330,000         9,330,000
                                     ===========       ===========

                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A development stage company)

                        STATEMENT OF STOCKHOLDERS EQUITY

                                                                                      Deficit
                                                                                    accumulated
                                                                  Additional          during
                                Common            Common            paid in         development
      Date                       Stock             Stock            Capital            stage            Total
      ----                    -----------       -----------       -----------       -----------       -----------
December 31, 1996
balance (1)                     6,000,000       $     6,000       $    (4,000)                        $     2,000
Net income                                                                          $   (10,865)      $   (10,865)
                              -----------       -----------       -----------       -----------       -----------
December 31, 1997
balance                         6,000,000             6,000       $    (4,000)      $   (10,865)      $    (8,865)
Net loss                                                                                (10,785)          (10,785)
                              -----------       -----------       -----------       -----------       -----------
December 31, 1998
balance                         6,000,000             6,000       $    (4,000)         ($21,650)          (19,650)

 Sale of shares                 3,030,000             3,030            22,220                              25,250
Contribution of services                                                  375                                 375
Issuance of shares
 for legal                        300,000               300             2,200                               2,500
services
Less offering expenses                                                 (6,685)                             (6,685)
Net Loss                                                                                (25,608)          (25,608)
                              -----------       -----------       -----------       -----------       -----------
December 31, 1999
balance                         9,330,000       $     9,330       $    14,110       $   (47,258)      $   (23,818)

Net loss                                                                                 (8,981)           (8,981)
                              -----------       -----------       -----------       -----------       -----------
Balances
December 31, 2000               9,330,000       $     9,330       $    14,110           (56,239)      $   (32,799)

Unaudited
Net loss                                                                                 (3,213)           (3,213)
                              -----------       -----------       -----------       -----------       -----------
Balances
March 31, 2001                  9,330,000       $     9,330       $    14,110           (59,452)      $   (36,012)
                              ===========       ===========       ===========       ===========       ===========

                 See accompanying notes to financial statements

                              HARMONY TRADING CORP.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS

                                                        For the          For the     For the period
                                                      three months    three months   from inception
                                                         ended            ended      August 13, 1996
                                                       March 31,        March 31,    to December 31,
                                                          2000            2001            2001
                                                       Unaudited       Unaudited        Unaudited
                                                      ------------    ------------   ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net income (loss)                                    $ (1,479)      $ (3,313)        $(59,452)
  Non cash transaction                                                                    4,875

  Commissions receivable                                 (1,366)
  Accounts payable and accrued
    expenses                                              3,078          3,828           40,652
                                                       --------       --------         --------
TOTAL CASH FLOWS FROM                                       233            615          (13,925)
OPERATIONS

TOTAL CASH FLOWS FROM
INVESTING ACTIVITIES                                         -0-            -0-              -0-

CASH FLOWS FROM FINANCING
ACTIVITIES

 Sale of stock net of
   offering expenses                                                                     18,565
                                                       --------       --------         --------
TOTAL CASH FLOWS FROM
FINANCING ACTIVITIES                                         -0-            -0-          18,565

NET INCREASE (DECREASE) IN CASH                             233            615         $  4,640
CASH BALANCE BEGINNING OF PERIOD
 period                                                   3,182          4,025               -0-
                                                       --------       --------         --------
CASH BALANCE END OF PERIOD                             $  3,415       $  4,640         $  4,640

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                 $     -0-      $     -0-        $     -0-
Cash paid for income taxes                             $     -0-      $     -0-        $    325
                                                       ========       ========         ========

                 See accompanying notes to financial statements

                              HARMONY TRADING CORP.
                          (A development stage company)
                          Notes to Financial Statements
                                 March 31, 2001

Note A - Basis of Reporting

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the financial position of Harmony Trading Corp. (the "Company") at March 31, 2001 and the results of its operations, and cash flows for the three-month period then ended. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2000 included in the Company's Form 10KSB.

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

      Note C - Income Taxes

            The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any, represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 2001, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

            At March 31, 2001, the Company has net operating loss carry forwards for income tax purposes of $59,452. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

      The components of the net deferred tax asset as of March 31, 2001 are as follows:

          Deferred tax asset:
              Net operating loss carry forward      $ 20,213
              Valuation allowance                   $(20,213)
                                                    --------
              Net deferred tax asset                $     -0-
                                                    =========

      The Company recognized no income tax benefit for the loss generated in the period from inception, August 13, 1996, to March 31, 2001.

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

      Note D - Going Concern

      The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $59,452 and has negative capitalization of $36,012 for the period from inception, August 13, 1996 to March 31, 2001. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to have positive cash flows from operations. The Company's current capital requirements are being met by management as they occur until profitable operations can be reached. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in its selling capabilities and implementing its marketing strategies. The Company plans to engage in such ongoing financing efforts on a continuing basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report. Certain statements in this Quarterly Report which are not statements of historical fact are forward-looking statements. See "Special Note Regarding Forward-Looking Information" on Page 3.

      Harmony was formed on August 13, 1996, under the laws of the State of New York. The following is our plan of operation for the next twelve months. Although Harmony was formed in August 1996, we were unable to locate a business to engage in until Summer 1998, when we discovered the business of direct selling Doncaster apparel. We commenced operations as a direct seller of Doncaster in December 1998. Our operations to date have consisted of preparing for the direct selling of Doncaster by compiling a mailing list, sending out mailings and the selling of Doncaster apparel through trunk shows and personal appointments. We intend to continue to be a direct seller of Doncaster apparel.

      We are in the developmental stage and our revenues are based solely on the commissions we receive from the sales of Doncaster apparel. We have also received money from a limited offering of shares of our common stock in April 1999, which raised $25,250.

      After deducting operating expenses, which consist of postage, printing and miscellaneous office supplies of approximately $1,000 per trunk show, the two consultants are paid their fees. Since we do not have to pay in advance for any of the merchandise that we sell, it is not necessary to have large amounts of cash available.

      Doncaster pays us a commission of 25% of the net sales Doncaster receives from our selling efforts. The commission that Doncaster pays to us is our total revenue from the sales of the Doncaster apparel. The net sales are the total of all the sales to the customers minus any returns. Of the money we receive from Doncaster, Ms. Winley is paid 40% as a commission, from which her share of expenses is deducted. After certain minimal expenses are charged back to Ms. Winley, the rest of the commission remains with us and is recognized as income.

      The proceeds from the limited offering have been used to pay for our legal and accounting fees in connection with the preparation and filing of our registration statement on Form 10-SB, which was filed with the Securities and Exchange Commission on July 22, 1999, the preparation and filing of our registration statement for certain selling shareholders on Form SB-2, which was filed with the Securities and Exchange Commission on December 21, 1999, the preparation and filing of our annual report, and the preparation and filing of our quarterly reports and the year audit for the year ended December 31, 2000.

      Doncaster increased its current line of apparel by adding women's sizes (16W, 18W, 20W, 1X, 2X, etc.) in the Spring 2000 collection. We believe that with the additional sizes available, our customer base will increase and our revenues will increase due to additional sales. We realize adequate revenue, after the payment of the commissions to our independent contractors, to cover our out-of-pocket costs and our legal and accounting expenses. In the next twelve months we intend to:

      o     continue selling Doncaster apparel;

      o     increase our client base through mailings and word-of-mouth; and
      o become a direct seller of either a cosmetic skin care product line or another product line that compliments but does not compete with Doncaster.

      We do not expect to hire any employees or engage the services of any additional independent contractors in the next twelve months unless the number of customers increases to an extent that an additional fashion consultant is needed. Any additional consultants would be paid a percentage of our commissions.

      Although we would like to generate profits, at this stage it is unlikely we will be able to do so unless our net sales increase. In order to do this, our sales at Doncaster must increase or we must sell other products in addition to Doncaster.

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

      Once we identify a cosmetic manufacturer that we are interested in, either Mr. Gottbetter or Mrs. Gottbetter will contact the manufacturer to discuss the possibility of Harmony becoming a direct seller of the products. We anticipate that it may take up to nine months for us to find a company whose product line interests us.

      We do not expect to purchase any plant or significant equipment in the next twelve months and we do not currently own any plant or significant equipment.

      We anticipate that we will continue to operate at a loss for the foreseeable future. Our expenses consist of general and administrative expenses, legal fees and accounting fees.

      We expect that will we be able to satisfy our current cash requirements for the next twelve months from our revenues and the contributions of management, and we do not expect that we will need to raise additional capital from outside sources. If we do become the direct seller for a cosmetic and skin care manufacturer, we will be able to use our existing customer list, and expect our startup costs to be minimal. We do not expect to incur any extraordinary expenses like office equipment because we have a new computer which we previously purchased.

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

      On August 28, 2000, the Company transferred managerial control to Group InterCapital, Inc., a venture capital firm, with the purchase from Paul Gottbetter of 1,735,000 shares of common stock for a purchase price of $100,000, which represents approximately 55.8% of our outstanding common stock, thereby acquiring control of Harmony. The source of funds to purchase the securities was from Group InterCapital's working capital. Group InterCapital has replaced our board of directors by appointing Henry J. Yersh and Denis St. Hilaire. Mr. Yersh was also appointed as our President and Chief Executive Officer and Mr. St. Hilaire was appointed as our Chief Financial Officer.

Results of Operations

      Results of Operations for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

      For the three months ended March 31, 2001, the Company generated net sales of $5,364 as compared to $5,851 for the three months ended March 31, 2000, representing a decrease of $487. The Company's cost of goods sold for the three months ended March 31, 2001 was $0 as compared to $0 for the three months ended March 31, 2000. The Company's gross profit on sales was $5,364 for three months ended March 31, 2001 as compared to $5,851 for three months ended March 31, 2000, representing a decrease of $487. The revenue and sales for this comparative period remained essentially even for the three months ended March 31, 2001 as compared to the same period last year as a result of increased commission income from the Doncaster Line in the reorganization of the Company's business.

      The Company's general and administrative costs aggregated approximately $8,577 for three months ended March 31, 2001 as compared to $7,330 for the three months ended March 31, 2000, representing an increase of $1,247. Included in the $8,577 are $3,958 in commissions, $750 in accrued rent, $1,500 in accrued salary, and $2,369 in office expenses.

      Results of Operations for the period of inception, August 13, 1996, through March 31, 2001

      For the period from our inception, August 13, 1996, through March 31, 2001, a period of approximately 52 months, we generated net sales of $42,720 (an average of $822 per month). Our cost of goods sold on sales was approximately $0 for the period from our inception, through March 31, 2001. The gross profit from sales for this 52 month period is $42,720. Management believes the gross profit of an average of $822 per month for the period from inception, through March 31, 2001, will improve and stabilize once our marketing plans become fully implemented.

      Harmony's general and administrative costs aggregated approximately $102,444 for the period from inception through March 31, 2001. Of these initial startup costs, approximately $39,319 is attributed to telephone and other office expenses, $19,000 is attributable to commissions, $33,750 is attributable to salary and $10,375 is attributable to rent.

Liquidity and Capital Resources

      Harmony increased liquidity by $4,640 from a cash balance at our inception of $0 through the process of generating gross profits from sales, selling the marketable securities, loans by our principal shareholders and the completion of a private placement with net proceeds to Harmony aggregating $18,565.

      We gained an aggregate of $615 for operating activities.

Income Taxes

      As of March 31, 2001, Harmony had a tax loss carry-forward of $59,452. Our ability to utilize the tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under
Section 382 of the Internal Revenue Code of 1986, as amended. However, any annual limitations are not expected to have a material adverse effect on our ability to utilize our tax credit carry-forwards.

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

      The report of our independent accountants on our December 31,2000 financial statements contains an explanatory paragraph regarding our ability to continue as an ongoing business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not Applicable.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3. DEFAULTS IN SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

      None.

      (b)   Reports on Form 8-K.

      None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thedreunto duly authorized.

                                                HARMONY TRADING CORP.


Dated: May 14, 2001                             By: /s/ HENRY J. YERSH
                                                    ----------------------------
                                                    Henry J. Yersh
                                                    President


                                                By: /S/ DENIS ST. HILAIRE
                                                    ----------------------------
                                                    Denis St. Hilaire
                                                    Chief Financial Officer