Form 10KSB/A
period 2000-12-31
HARMONY TRADING CORP
filed 2001-08-13
CIK 1085106

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB


                                Amendment No. 1


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


      As of March 15, 2001, there were 9,330,000 shares of the registrant's common stock, par value $0.000333 issued and outstanding. Of these, 4,125,000 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is $3,867,188 based on the average closing bid and asked bid price of $0.9375 of the registrant's common stock on March 28, 2001.


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

--------------------------------------------------------------------------------
          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

Three-For-One Stock Split


      Our stockholders holding 1,735,000 shares (approximately 56% of the outstanding shares of our common stock) on September 29, 2000 consented in writing to, the amendment to our Certificate of Incorporation to effect a three-for-one split of our common stock. As a result of this split, our common stock's par value decreased from $0.001 to $0.000333.


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


Notes to Financial Statements                                         F-7 - F-11


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

    3.2(a) Certificate of Amendment of the Certificate of Incorporation filed April 7, 1999(1)

    3.2(b) Certificate of Amendment of the Certificate of Incorporation filed September 20, 1999(2)

    3.2(c) Certificate of Amendment of the Certificate of Incorporation filed November 20, 2000(3)

    3.2(d) Certificate of Amendment of the Certificate of Incorporation filed January 29, 2001(4)

    3.3           By-Laws of Harmony(1)


    4.1           Specimen copy of the Issuer's common stock(4)


   10 Fashion Consultant Agreement dated as of December 7, 1998, by and between Tanner Companies Limited Partnership and Falene R. Gottbetter(1)


----------
    (1) Incorporated by reference to the registration statement on Form 10-SB filed July 22, 1999.
    (2) Incorporated by reference to Form 10-QSB for the period ended September 30, 1999 filed on November 15, 1999.
    (3)  Incorporated by reference to Form 8-K filed December 4, 2000.
    (4)  Filed herewith.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                HARMONY TRADING CORP.



Dated: August 13, 2001          By: /s/ HENRY J. YERSH
                                ----------------------------------------
                                        Henry J. Yersh
                                        President & Chairman of the Board


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

  Common Stock authorized 200,000,000
shares, $0.000333 par value each. At
December 31, 2000, there are 9,330,000 shares
outstanding respectively                            3,107

Additional paid in capital                         20,333
Deficit accumulated during development
stage                                             (56,239)
                                                 --------
Total stockholders' equity                        (32,799)
                                                 --------
Total liabilities and stockholders' equity       $  4,025
                                                 ========


                 See accompanying notes to financial statements.

                             HARMONY TRADING CORP.
                          (A development stage company)
                             STATEMENT OF OPERATIONS

                                                               For the period
                                 For the          For the      from inception
                               year ended        year ended     August 13, 1996
                               December 31,      December 31,   to December 31,
                                  1999              2000            2,000
                                ---------        ---------     ---------------
Revenue                         $ 15,918         $ 17,438         $ 37,356

Costs of goods sold                 -0-              -0-              -0-
                                --------         --------         --------
Gross profit                    $ 15,918         $ 17,438         $ 37,356

Operations:
  General and
   administrative                 41,526           26,419           93,867
  Depreciation and
   amortization                     -0-              -0-              -0-
                                --------         --------         --------
  Total expense                   41,526           26,419           93,867
                                --------         --------         --------
Income (loss) from
 operations                      (25,608)          (8,981)         (56,511)

Other income
   Interest income                   272             -0-               272
                                --------         --------         --------
Total Other Income
                                --------         --------         --------
Income (loss)                   $(25,336)        $ (8,981)        $(56,239)
                                ========         ========         ========



Net income (loss)
 per share - basic                 (0.01)           (0.00)
                               =========        =========
Number of shares
 outstanding-  basic           9,330,000        9,330,000
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

                             HARMONY TRADING CORP.
                         (A development stage company)

                        STATEMENT OF STOCKHOLDERS EQUITY


                                                         Deficit
                                                       accumulated
                                            Additional   during
                       Common     Common     paid in   development
     Date              Stock      Stock      Capital      stage        Total
     ----            ---------    ------     --------   ---------    ---------
December 31,
1996 balance (1)     6,000,000    $1,998     $     2                 $   2,000
Net income                                              $ (10,865)   $ (10,865)
                     ---------    ------     -------    ---------    ---------
December 31,
1997 balance         6,000,000     1,998     $     2    $ (10,865)    $ (8,865)
Net loss                                                  (10,785)     (10,785)
                     ---------    ------     -------    ---------    ---------
December 31,
1998 balance         6,000,000     1,998     $     2    $ (21,650)     (19,650)

Sale of shares       3,030,000     1,009      24,241                    25,250

Contribution
of services                                      375                       375

Issuance of
shares for
legal services         300,000       100       2,400                     2,500

Less offering
expenses                                      (6,685)                   (6,685)

Net Loss                                                  (25,608)     (25,608)
                     ---------    ------    --------    ---------    ---------
December 31,
1999 balance         9,330,000    $3,107    $ 20,333    $ (47,258)    $(23,818)

Unaudited
Net loss                                                   (8,981)      (8,981)
                     ---------    ------    --------    ---------    ---------
December 31,
2000 balance         9,330,000    $3,107    $ 20,333    $ (56,239)    $(32,799)
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
                                ========          =======        ========

             See accompanying notes to financial statements

                             HARMONY TRADING CORP.
                         (A development stage company)
                         Notes to Financial Statements
                               DECEMBER 31, 2000

Note 1. Organization of Company and Issuance of Common Stock

      a. Creation of the Company


      Harmony Trading Corp., (the "Company") was formed under the laws of New York on August 13, 1996 and was originally authorized to issue 20 shares of common stock, without par value each. On April 6, 1999, the Company amended its certificate of incorporation increasing the authorized number of shares of common stock to 20,000,000, $0.001 par value each and increasing the authorized number of shares of preferred stock to 5,000,000, $0.001 par value each. On September 20, 1999, the Company amended its certificate of incorporation to authorized an aggregate of 200,000,000 shares of common stock, $.001 par value each and 5,000,000 shares of preferred stock, $.001 par value each. On November 20, 2000, the Company amended its certificate of incorporation decreasing its common stock par value from $.001 per shares to $.000333 per share.


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