Form 10QSB/A
period 2001-03-31
HARMONY TRADING CORP
filed 2001-08-13
CIK 1085106

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                Amendment No. 1


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


                                 (514) 286-0909
                                 --------------
                (Issuer's telephone number, including area code)

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was requested to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      As of May 11, 2001, there were 9,330,000 shares of the registrant's common stock, par value $0.000333 issued and outstanding.

Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                              HARMONY TRADING CORP.
                 MARCH 31, 2001 QUARTERLY REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                                                       Page
                                                                       ----

   Report of Reviewing Independent Accountant.............................5
   Balance Sheet as of March 31. 2001 ....................................6
   Statements of Operations for the three months ended
         March 31, 2001 and 2000..........................................7
   Statement of Stockholders Equity.......................................8
   Statements of Cash Flows for the three months ended
         March 31, 2001 and 2000 .........................................9
   Notes to Financial Statement..........................................10 - 11

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

Thomas Monahan Certified Public Accountant
Paterson, New Jersey
May 8, 2001

                              HARMONY TRADING CORP.
                          (A development stage company)

                                  BALANCE SHEET


                                                     December 31,     March 31,
                                                         2000            2001
                                                                      Unaudited
                                                     ------------     ---------
                                     Assets
Current assets
  Cash and cash equivalents                            $  4,025       $  4,640
  Accounts receivable                                        --          2,401
                                                       --------       --------
  Current assets                                       $  4,025          7,041

Property and equipment                                       -0-            -0-

Total assets                                           $  4,025       $  7,041
                                                       ========       ========

Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable and accrued expenses               $ 36,824       $ 40,652
                                                       --------       --------
  Total current liabilities                            $ 36,824         40,652

Stockholders' equity
  Preferred stock authorized
5,000,000 shares, $0.001 par
value each. At December 31, 2000 there
are -0- shares outstanding

  Common Stock authorized 200,000,000
shares, $0.000333 par value each. At
December 31, 2000 and March 31, 2001,
there are 9,330,000 and 9,330,000
shares outstanding respectively                           3,107          3,107

Additional paid in capital                               20,333         20,333
Deficit accumulated during development
stage                                                   (56,239)       (57,051)
                                                       --------       --------
Total stockholders' equity                              (32,799)       (33,611)
                                                       --------       --------
Total liabilities and stockholders' equity             $  4,025       $  7,041
                                                       ========       ========

                 See accompanying notes to financial statements

                              HARMONY TRADING CORP.
                          (A development stage company)
                             STATEMENT OF OPERATIONS


                                        For the           For the       For the period
                                     three months      three months     from inception
                                         ended            ended         August 13, 1996
                                       March 31,         March 31,      to December 31,
                                         2000              2001              2001
                                      Unaudited         Unaudited         Unaudited
                                    --------------    -------------     ---------------
Revenue                              $     5,851       $     5,364       $    42,720

Costs of goods sold                           -0-               -0-               -0-
                                     -----------       -----------       -----------

Gross profit                         $     5,851             5,364       $    42,720

Operations:
  General and
   administrative                          7,330             6,176           100,043

  Depreciation and amortization               -0-               -0-               -0-
                                     -----------       -----------       -----------
  Total expense                            7,330             6,176           100,043

Income (loss) from
 operations                               (1,479)             (812)          (57,323)

Other income
   Interest income                                                               272
                                                                         -----------

Total Other Income
Income (loss)                        $    (1,479)      $      (812)      $   (57,323)
                                     ===========       ===========       ===========

Net income (loss)
 per share - basic                         (0.00)            (0.00)

Number of shares
 outstanding-  basic                   9,330,000         9,330,000
                                     ===========       ===========


                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A development stage company)

                        STATEMENT OF STOCKHOLDERS EQUITY


                                                                                      Deficit
                                                                                    accumulated
                                                                  Additional          during
                                Common            Common            paid in         development
      Date                       Stock             Stock            Capital            stage            Total
      ----                    -----------       -----------       -----------       -----------       -----------
December 31, 1996
balance (1)                     6,000,000       $     1,998       $         2                         $     2,000
Net income                                                                          $   (10,865)      $   (10,865)
                              -----------       -----------       -----------       -----------       -----------
December 31, 1997
balance                         6,000,000             1,998       $         2       $   (10,865)      $    (8,865)
Net loss                                                                                (10,785)          (10,785)
                              -----------       -----------       -----------       -----------       -----------
December 31, 1998
balance                         6,000,000             1,998       $         2          ($21,650)          (19,650)

 Sale of shares                 3,030,000             1,009            24,241                              25,250
Contribution of services                                                  375                                 375
Issuance of shares
 for legal                        300,000               100             2,400                               2,500
services
Less offering expenses                                                 (6,685)                             (6,685)
Net Loss                                                                                (25,608)          (25,608)
                              -----------       -----------       -----------       -----------       -----------
December 31, 1999
balance                         9,330,000       $     3,107       $    20,333       $   (47,258)      $   (23,818)

Net loss                                                                                 (8,981)           (8,981)
                              -----------       -----------       -----------       -----------       -----------
Balances
December 31, 2000               9,330,000       $     3,107       $    20,333           (56,239)      $   (32,799)

Unaudited
Net loss                                                                                   (812)             (812)
                              -----------       -----------       -----------       -----------       -----------
Balances
March 31, 2001                  9,330,000       $     3,107       $    20,333           (57,051)      $   (33,611)
                              ===========       ===========       ===========       ===========       ===========


                 See accompanying notes to financial statements

                              HARMONY TRADING CORP.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS


                                                        For the          For the     For the period
                                                      three months    three months   from inception
                                                         ended            ended      August 13, 1996
                                                       March 31,        March 31,    to December 31,
                                                          2000            2001            2001
                                                       Unaudited       Unaudited        Unaudited
                                                      ------------    ------------   ---------------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net income (loss)                                    $ (1,479)      $   (812)        $(57,051)
  Non cash transaction                                                                    4,875

  Commissions receivable                                 (1,366)        (2,410)          (2,410)
  Accounts payable and accrued
    expenses                                              3,078          3,828           40,652
                                                       --------       --------         --------
TOTAL CASH FLOWS FROM                                       233            615          (13,925)
OPERATIONS

TOTAL CASH FLOWS FROM
INVESTING ACTIVITIES                                         -0-            -0-              -0-

CASH FLOWS FROM FINANCING
ACTIVITIES

 Sale of stock net of
   offering expenses                                                                     18,565
                                                       --------       --------         --------
TOTAL CASH FLOWS FROM
FINANCING ACTIVITIES                                         -0-            -0-          18,565

NET INCREASE (DECREASE) IN CASH                             233            615         $  4,640
CASH BALANCE BEGINNING OF PERIOD
 period                                                   3,182          4,025               -0-
                                                       --------       --------         --------
CASH BALANCE END OF PERIOD                             $  3,415       $  4,640         $  4,640

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                 $     -0-      $     -0-        $     -0-
Cash paid for income taxes                             $     -0-      $     -0-        $    325
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

            At March 31, 2001, the Company has net operating loss carry forwards for income tax purposes of $57,051. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.


      The components of the net deferred tax asset as of March 31, 2001 are as follows:


          Deferred tax asset:
              Net operating loss carry forward      $ 19,397
              Valuation allowance                   $(19,397)
                                                    --------
              Net deferred tax asset                $     -0-
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

      Note D - Going Concern


      The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $57,051 and has negative capitalization of $33,611 for the period from inception, August 13, 1996 to March 31, 2001. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to have positive cash flows from operations. The Company's current capital requirements are being met by management as they occur until profitable operations can be reached. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in its selling capabilities and implementing its marketing strategies. The Company plans to engage in such ongoing financing efforts on a continuing basis.

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


      The Company's general and administrative costs aggregated approximately $6,176 for three months ended March 31, 2001 as compared to $7,330 for the three months ended March 31, 2000, representing a decrease of $1,154. Included in the $6,176 are $3,958 in commissions and $2,218 in office expenses.


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


      Harmony's general and administrative costs aggregated approximately $100,043 for the period from inception through March 31, 2001. Of these initial startup costs, approximately $39,319 is attributed to telephone and other office expenses, $19,000 is attributable to commissions, $32,250 is attributable to salary and $9,625 is attributable to rent.

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




PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS


      On January 29, 2001, the certificate of incorporation of the Corporation was amended to effectuate the elimination of pre-emptive rights held by the owners of the Corporation's Common Stock. To accomplish the foregoing, the following new Article SEVENTH, relating to the elimination of preemptive rights, was added to the Certificate of Incorporation, to read in its entirety as follows:

SEVENTH: No holder of any shares of the Corporation shall, because of such status, have a pre-emptive or other right to purchase, subscribe for, or take any part of any shares of the Corporation or any part of any notes, debentures, bonds or other securities convertible into or providing for options or warrants to purchase shares of the Corporation which are issued, offered or sold by the Corporation, no matter how the shares are offered or issued, and any of the foregoing may at any time be issued, offered for sale and sold or disposed of by the Corporation upon such terms and conditions as the Board of Directors of the Corporation may, in its sole discretion, deem proper and advisable, without first offering the existing shareholders any part of such shares, notes, debentures, bonds or other securities.

      The foregoing amendment was authorized by the unaminous written consent of the Board of Directors of the Corporation, followed by the written consent of the holders of the Common.

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

       3.2(a) Certificate of Amendment of the Certificate of Incorporation filed April 7, 1999(1)

       3.2(b) Certificate of Amendment of the Certificate of Incorporation filed September 20, 1999(2)

       3.2(c) Certificate of Amendment of the Certificate of Incorporation filed November 20, 2000(3)

       3.2(d) Certificate of Amendment of the Certificate of Incorporation filed January 29, 2001(4)

       3.3         By-Laws of Harmony(1)

       4.1         Specimen copy of Issuer's Common Stock(4)

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

(2) Incorporated by reference to Form 10-QSB for the period ended September 30, 1999 filed on November 15, 1999.

(3)   Incorporated by reference to Form 8-K filed December 4, 2000.

(4) Incorporated by reference to Form-10KSB Amendment No. 1 filed on August 13, 2001.

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the three months ended March 31, 2001.

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