Form 10QSB
period 2001-06-30
HARMONY TRADING CORP
filed 2001-08-14
CIK 1085106

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2001

                                       or

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ________________

                         Commission file number 0-26543

                              HARMONY TRADING CORP.
        (Exact name of small business issuer as specified in its charter)

New York                                                              13-3935933
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

275 St. Jacques Street West, Suite 36 Montreal, Quebec, Canada    H2Y 1M9
--------------------------------------------------------------   ---------
(Address of principal executive offices)                         (Zip Code)

                                 (514) 286-0909
                                 ---------------
                 (Issuer telephone number, including area code)

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      As of August 9, 2001, there were 9,330,000 shares of the registrant's common stock, par value $0.000333 issued and outstanding.

      Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                              HARMONY TRADING CORP.
                  June 30, 2001 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                     Page Number

        Special Note Regarding Forward Looking Information ....................3

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ..................................................4
Item 2. Management's Discussion and Analysis or
        Plan of Operation.....................................................13

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

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis or Plan of Operation".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

        Report of Reviewing Independent Accountant.............................5
        Balance Sheet as of June 30, 2001......................................6
        Statements of Operations for the three and six months ended
              June 30, 2001 and 2000.......................................7 - 8
        Statement of Stockholders Equity.......................................9
        Statements of Cash Flows for the six months ended
              June 30, 2001 and 2000 .........................................10
        Notes to Financial Statement.....................................11 - 12

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of
  Harmony Trading Corp. (a development stage company)

      I have reviewed the accompanying balance sheet of Harmony Trading Corp. (a development stage company) as of June 30, 2001, and the related statements of operations and of cash flows for the six month periods ended June 30, 2000 and 2001. These financial statements are the responsibility of the Company's management.

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

      I previously audited in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and in my report dated March 25, 2001, that was prepared assuming that Harmony Trading Corp. (a development stage company) will continue as a going concern. As more fully described in Note D, the Company has incurred operating losses since the date of inception and requires additional capital to continue operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters are described in Note D. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of Harmony Trading Corp. (a development stage company) to continue as a going concern. In my opinion, the accompanying balance sheet information as of December 31, 2000, is fairly stated, in all material respects in relation to the balance sheet from which it has been derived.

Thomas Monahan Certified Public Accountant
Paterson, New Jersey
August 2, 2001

                              HARMONY TRADING CORP.
                          (A development stage company)

                                  BALANCE SHEET

                                                              December 31,     June 30,
                                                                  2000           2001
                                                                               Unaudited
                                                                --------       --------
Assets
Current assets
  Cash and cash equivalents                                     $  4,025       $  3,827
  Commissions receivable                                                            381
                                                                --------       --------
  Current assets                                                $  4,025          4,208

Property and equipment                                               -0-            -0-

Total assets                                                    $  4,025       $  4,208
                                                                ========       ========

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable and accrued expenses                        $ 36,824       $ 36,824
                                                                --------       --------
  Total current liabilities                                     $ 36,824         36,824

Stockholders' equity
  Preferred stock authorized
5,000,000 shares, $0.001 par
value each. At December 31, 2000 and
June 30, 2001 there
are -0- shares outstanding

  Common Stock authorized 200,000,000
shares, $0.000333 par value each. At
December 31, 2000 and June 30, 2001,
there are 9,330,000 and 9,330,000
shares outstanding respectively                                    3,107          3,107

Additional paid in capital                                        20,333         20,333
Deficit accumulated during development
stage                                                            (56,239)       (56,056)
                                                                --------       --------
Total stockholders' equity                                       (32,799)       (32,616)
                                                                --------       --------
Total liabilities and stockholders' equity                      $  4,025       $  4,208
                                                                ========       ========

                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A development stage company)

                             STATEMENT OF OPERATIONS

                                      For the           For the       For the period
                                     six months        six months     from inception
                                       ended             ended        August 13, 1996
                                      June 30,          June 30,        to June 30,
                                        2000              2001             2001
                                      Unaudited         Unaudited        Unaudited
                                     -----------       -----------       ---------
Revenue                              $     7,610       $     8,605       $  45,961

Costs of goods sold                          -0-               -0-             -0-
                                     -----------       -----------       ---------

Gross profit                         $     7,610             8,605       $  45,961

Operations:
  General and
   administrative                         11,639             8,422         112,656

  Depreciation and amortization              -0-               -0-             -0-
                                     -----------       -----------       ---------
  Total expense                           11,639             8,422         112,656

Income (loss) from
 operations                               (4,029)              183         (56,328)

Other income
   Interest income                                                             272
                                                                         ---------

Total Other Income
Income (loss)                        $    (4,029)      $       183       $ (56,056)
                                     ===========       ===========       =========

Net income (loss)
 per share - basic                         (0.00)            (0.00)

Number of shares
 outstanding-  basic                   9,330,000         9,330,000
                                     ===========       ===========

                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A development stage company)

                             STATEMENT OF OPERATIONS

                                       For the         For the
                                     three months    three months
                                        ended           ended
                                       June 30,       June 30,
                                        2001            2000
                                      Unaudited        Unaudited
                                     ----------      -----------
Revenue                              $    3,241      $     1,759

Costs of goods sold                         -0-              -0-
                                     ----------      -----------
Gross profit                         $    3,241      $     1,759

Operations:
  General and
   Administrative                         2,246            4,309

  Depreciation and amortization             -0-              -0-
                                     ----------      -----------
  Total expense                           2,246            4,309

Income (loss) from
 Operations                                 995           (2,550)

Total Other Income
Income (loss)                        $      995      $    (2,550)
                                     ==========      ===========

Net income (loss)
 per share - basic                   $     0.00            (0.00)

Number of shares
 outstanding-  basic                  3,000,000        9,330,000
                                     ==========      ===========

                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A development stage company)

                        STATEMENT OF STOCKHOLDERS EQUITY

                                                                        Deficit
                                                                      accumulated
                                                        Additional       during
                               Common        Common      paid in      development
               Date             Stock        Stock       Capital         stage          Total
               ----           ---------      ------      --------       --------       --------
December 31, 1996
balance (1)                   6,000,000      $1,998      $      2                      $  2,000
Net income                                                              $(10,865)      $(10,865)
                              ---------      ------      --------       --------       --------
December 31, 1997
balance                       6,000,000       1,998      $      2       $(10,865)      $ (8,865)
Net loss                                                                 (10,785)       (10,785)
                              ---------      ------      --------       --------       --------
December 31, 1998
balance                       6,000,000       1,998      $      2       ($21,650)       (19,650)

 Sale of shares               3,030,000       1,009        24,241                        25,250
Contribution of services                                      375                           375
Issuance of shares
 for legal services            300,000         100         2,400                         2,500
Less offering expenses                                     (6,685)                       (6,685)
Net Loss                                                                 (25,608)       (25,608)
                              ---------      ------      --------       --------       --------
December 31, 1999
balance                       9,330,000      $3,107      $ 20,333       $(47,258)      $(23,818)

Net loss                                                                  (8,981)        (8,981)
                              ---------      ------      --------       --------       --------
Balances
December 31, 2000             9,330,000      $3,107      $ 20,333        (56,239)      $(32,799)

Unaudited
Net loss                                                                     183            183
                              ---------      ------      --------       --------       --------
Balances
June 30, 2001                 9,330,000      $3,107      $ 20,333        (56,056)      $(32,616)
                              =========      ======      ========       ========       ========

                 See accompanying notes to financial statements

                              HARMONY TRADING CORP.
                          (A development stage company)

                             STATEMENT OF CASH FLOWS

                                                        For the        For the    For the period
                                                      six months      six months  from inception
                                                         Ended           ended    August 13, 1996
                                                        June 30,        June 30,   to June 30,
                                                         2000             2001         2001
                                                       Unaudited       Unaudited    Unaudited
                                                       ----------      ----------   ----------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net income (loss)                                    $   (4,029)     $      183   $  (56,056)
  Non cash transaction                                                                   4,875
  Commissions receivable                                                     (381)        (381)
  Accounts payable and accrued                              4,546                       36,824
    expenses
                                                       ----------      ----------   ----------
TOTAL CASH FLOWS FROM                                         517            (198)     (14,738)
OPERATIONS

TOTAL CASH FLOWS FROM
INVESTING ACTIVITIES                                          -0-             -0-          -0-

CASH FLOWS FROM FINANCING
ACTIVITIES

 Sale of stock net of
   offering expenses                                                                    18,565
                                                       ----------      ----------   ----------
TOTAL CASH FLOWS FROM
FINANCING ACTIVITIES                                          -0-             -0-       18,565

NET INCREASE (DECREASE) IN CASH                               517            (198)  $    3,827
CASH BALANCE BEGINNING OF PERIOD                            3,182           4,025          -0-
                                                       ----------      ----------   ----------
CASH BALANCE END OF PERIOD                             $    3,699      $    3,827   $    3,827

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                 $      -0-      $      -0-   $      -0-
Cash paid for income taxes                             $      -0-      $      -0-   $      325
                                                       ==========      ==========   ==========

                 See accompanying notes to financial statements

                              HARMONY TRADING CORP.
                          (A development stage company)

                          Notes to Financial Statements
                                  JUNE 30, 2001

Note A - Basis of Reporting

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the financial position of Harmony Trading Corp. (the "Company") at June 30, 2001 and the results of its operations, and cash flows for the six-month period then ended. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2000 included in the Company's Form 10KSB.

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

Note C - Income Taxes

      The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of June 30, 2001, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

      At June 30, 2001, the Company has net operating loss carry forwards for income tax purposes of $56,056. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

      The components of the net deferred tax asset as of June 30, 2001 are as follows:

              Deferred tax asset:
                Net operating loss carry forward        $  19,059
                Valuation allowance                     $ (19,059)
                                                        ---------
                Net deferred tax asset                  $     -0-
                                                        =========

      The Company recognized no income tax benefit for the loss generated in the period from inception, August 13, 1996, to June 30, 2001.

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

Note D - Going Concern

      The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $56,056 and has negative capitalization of $32,616 for the period from inception, August 13, 1996, to December 31, 2000. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to have positive cash flows from operations. The Company's current capital requirements are being met by management as they occur until profitable operations can be reached. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in its selling capabilities and implementing its marketing strategies. The Company plans to engage in such ongoing financing efforts on a continuing basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      We were formed on August 13, 1996, under the laws of the State of New York. We intend to continue to be a direct seller of Doncaster apparel. The following is our plan of operation for the next twelve months. Although we were formed in August 1996, we were unable to locate a business to engage in until the summer of 1998, when we discovered the business of the direct selling of Doncaster apparel. From summer 1998 to December 1998, we engaged in compiling a mailing list to announce the December 1998 holiday line. We commenced operations as a direct seller of Doncaster in December 1998. Our operations to date have consisted of preparing for the direct selling of Doncaster by compiling a mailing list, sending out mailings and the selling of Doncaster through trunk shows and personal appointments.

      We are in the developmental stage and our revenues are based solely on the commission we receive from sales of Doncaster apparel. We have also received money from a limited offering of shares of our common stock in April 1999, which raised $25,250.

      After deducting operating expenses which consist of postage, printing and miscellaneous office supplies of approximately $1,000 per trunk show, the two consultants are paid their fees. Since we do not have to pay in advance for any of the merchandise that we sell, it is not necessary to have large amounts of cash available.

      Doncaster pays us a commission of 25% of the net sales Doncaster receives from our selling efforts. The commission that Doncaster pays to us is our total revenue from the sales of the Doncaster apparel. The net sales are the total of all the sales to the customers minus any returns. Of the money we receive from Doncaster, Ms. Winley is paid 40% as a commission, from which her share of expenses is deducted. After certain minimal expenses are charged back to Ms. Winley, the balance of commission remains with us and is recognized as income.

      The proceeds from the limited offering have been used to pay for our legal and accounting fees in connection with the preparation and filing of our registration statement on Form 10-SB which was filed with the Securities and Exchange Commission on July 22, 1999, the preparation and filing of our registration statement for certain selling shareholders on Form SB-2 which was filed with the Securities and Exchange Commission on December 21, 1999, the preparation and filing of our annual report, and the preparation and filing of our quarterly reports and the annual audit for the year ended December 31, 2000.

      Doncaster increased its current line of apparel by adding larger women's sizes (16W, 18W, 20W, 1X, 2X, etc.), to the Spring 2000 collection. The introduction of these additional sizes has increased our customer base and our revenues. We realize adequate revenue after the payment of the commissions to our independent contractors, to cover our out-of-pocket costs, and our legal and accounting expenses. In the next twelve months we intend to:

      o     continue selling Doncaster apparel;
      o     increase our client base through mailings and word-of-mouth;
      o become a direct seller of a cosmetic skin care product line, or another product line that complements but does not compete with Doncaster.

      We do not expect to hire any employees or engage the services of any additional independent contractors in the next twelve months unless the number of customers increases such that an additional fashion consultant is needed. Any additional consultants would be paid a percentage of our commissions.

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

      Our business for the next twelve months does not include any product research and development other than investigating the manufacturers of cosmetics and skin care products that market their merchandise through direct selling. In order to investigate these manufacturers, we will:

      o contact the Direct Selling Association for the names and addresses of cosmetic manufacturers;
      o research magazines and newspapers for advertisements placed by cosmetic anufacturers;
      o use the Internet as a search and research tool on cosmetic manufacturers.

      Once we identify a cosmetic manufacturer that we are interested in, Mrs. Gottbetter will contact the manufacturer to discuss the possibility of us becoming a direct seller of the products. We anticipate that it may take up to nine months for us to find a company whose product interests us.

      We do not expect to purchase any plant or significant equipment in the next twelve months and we do not own any plant or significant equipment to sell.

      We anticipate that we will continue to operate at a loss for the foreseeable future. Our expenses consist of general and administrative expenses, legal fees and accounting fees.

      We expect that we will be able to satisfy our current cash requirements for the next twelve months from our revenues and the contributions of management, and we do not expect that we will need to raise additional capital from outside sources. If we do become the direct seller for a cosmetic and skin care manufacturer, we will be able to use our existing customer list, and expect our startup costs to be minimal. We do not expect to incur any extraordinary expenses like office equipment because we have a new system which we previously purchased.

      Since December 1998, our management had devoted the majority of its efforts to obtaining new customers for our products, pursuing and finding a management team to continue the process of completing its marketing goals, marketing limited quantities of the Doncaster Line, and obtaining sufficient working capital through loans and equity through a private placement offering. These activities were funded by our management and from investments of stockholders.

      On August 28, 2000, our managerial control was transfered to Group InterCapital, Inc., a venture capital firm, with their purchase of 1,735,000 shares of common stock for $100,000 from Paul Gottbetter, which represents approximately 55.8% of our outstanding common stock. The source of funds to purchase the securities was from Group InterCapital's working capital.

      Group InterCapital has replaced our board of directors by appointing Henry
J. Yersh and Denis St. Hilaire. Mr. Yersh was also appointed as our President and Chief Executive Officer and Mr. St. Hilaire was appointed as our Chief Financial Officer.

Results of Operations for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

      For six months ended June 30, 2001, the Company generated net sales of $8,605 as compared to $7,610 for the six months ended June 30, 2000, representing an increase of $995. The Company's cost-of-goods sold for the six months ended June 30, 2001 was $-0- as compared to $-0- for the six months ended June 30, 2000. The Company's gross profit on sales was $8,605 for the six months ended June 30, 2001 as compared to $7,610 for the six months ended June 30, 2000. The revenue and sales for this comparative period remained essentially even for the quarter as compared to the same period last year as a result of increased commission income of the Doncaster Line in the reorganization of the Company's business.

      The Company's general and administrative costs totaled approximately $8,422 for the six months ended June 30, 2001 as compared to $11,639 for the six months ended June 30, 2000 representing a decrease of $3,217. Included in the $8,422 are $5,663 in commissions and $2,759 in office expenses.

Results of Operations for the period of inception, August 13, 1996 through June 30, 2001.

      For the period from our inception, August 13, 1996, through June 30, 2001, a period of approximately 55 months, we generated net sales of $45,961 (an average of $835 per month). Our cost of goods sold on sales was approximately $0 for the period from our inception, August 13, 1996, through June 30, 2001. The gross profit from sales for this 55 month period is $45,961. Management believes the gross profit of an average of $835 for the period from inception, August 3, 1996, through June 30, 2001, will improve and stabilize once our marketing plans become fully implemented.

      Our general and administrative costs totaled approximately $102,289 for the period from inception, August 13, 1996, through June 30, 2001. Of these initial startup costs, approximately $39,870 is attributable to telephone and other office expenses, $20,544 to commissions, $32,250 to salary and $9,625 to rent.

Liquidity and Capital Resources

      We increased liquidity by $3,827 from a cash balance at our inception of $0 through the process of generating gross profits from sales, selling securities, loans by our principal shareholders and the completion of a private placement with net proceeds to Harmony of $18,565.

      We gained $615 for operating activities.

Income Taxes

      As of June 30, 2001, we had a tax loss carry-forward of $59,452. Our ability to utilize the tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under
Section 382 of the Internal Revenue Code of 1986, as amended. Any annual limitations are not expected to have a material adverse effect on our ability to utilize our tax credit carry-forwards, however.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

            3.2(d) Certificate of Amendment of the Certificate of Incorporation filed January 29, 2001(4)

            3.3         By-Laws of Harmony(1)

            4.1         Specimen copy of Issuer's Common Stock(4)

            10 Fashion Consultant Agreement dated as of December 7, 1998, by and between Tanner Companies Limited Partnership and Falene R. Gottbetter(1)

----------
      (1) Incorporated by reference to the registration statement on Form 10-SB filed July 22, 1999.
      (2) Incorporated by reference to Form 10-QSB for the period ended September 30, 1999 filed on November 15, 1999.
      (3)   Incorporated by reference to Form 8-K filed December 4, 2000.
      (4) Incorporated by reference to Form 10-KSB Amendment No. 1 for year ended December 31, 2000 filed on August 13, 2001.


      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the three months ended June 30, 2001.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HARMONY TRADING CORP.


Dated: August 14, 2001                          By: /s/ Henry J. Yersh
                                                    ----------------------------
                                                    Henry J. Yersh
                                                    President


                                                By: /s/ Denis St. Hilaire
                                                    ----------------------------
                                                    Denis St. Hilaire
                                                    Chief Financial Officer