Form 10QSB/A
period 2001-06-30
HARMONY TRADING CORP
filed 2001-10-22
CIK 1085106

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

                         Commission file number 0-26543

                              HARMONY TRADING CORP.
        (Exact name of small business issuer as specified in its charter)

New York                                                              13-3935933
--------                                                              ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


8 Harmoney Lane, Hartsdale, NY                                    10530
--------------------------------------------------------------   ---------
(Address of principal executive offices)                         (Zip Code)

                                 (914) 686-8255
                                 ---------------
                 (Issuer telephone number, including area code)


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

                              HARMONY TRADING CORP.
                          (A development stage company)

                             STATEMENT OF OPERATIONS


                                      For the           For the       For the period
                                     six months        six months     from inception
                                       ended             ended        August 13, 1996
                                      June 30,          June 30,        to June 30,
                                        2000              2001             2001
                                      Unaudited         Unaudited        Unaudited
                                     -----------       -----------       ---------
Revenue                              $     7,610       $     8,605       $  45,961

Costs of goods sold                          -0-               -0-             -0-
                                     -----------       -----------       ---------

Gross profit                         $     7,610             8,605       $  45,961

Operations:
  General and
   administrative                         11,639             8,422         102,289

  Depreciation and amortization              -0-               -0-             -0-
                                     -----------       -----------       ---------
  Total expense                           11,639             8,422         102,289

Income (loss) from
 operations                               (4,029)              183         (56,328)

Other income
   Interest income                                                             272
                                                                         ---------

Total Other Income
Income (loss)                        $    (4,029)      $       183       $ (56,056)
                                     ===========       ===========       =========

Net income (loss)
 per share - basic                         (0.00)            (0.00)

Number of shares
 outstanding-  basic                   9,330,000         9,330,000
                                     ===========       ===========


                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A development stage company)

                             STATEMENT OF OPERATIONS


                                       For the         For the
                                     three months    three months
                                        ended           ended
                                       June 30,       June 30,
                                        2001            2000
                                      Unaudited        Unaudited
                                     ----------      -----------
Revenue                              $    3,241      $     1,759

Costs of goods sold                         -0-              -0-
                                     ----------      -----------
Gross profit                         $    3,241      $     1,759

Operations:
  General and
   Administrative                         2,246            4,309

  Depreciation and amortization             -0-              -0-
                                     ----------      -----------
  Total expense                           2,246            4,309

Income (loss) from
 Operations                                 995           (2,550)

Total Other Income
Income (loss)                        $      995      $    (2,550)
                                     ==========      ===========

Net income (loss)
 per share - basic                   $     0.00            (0.00)

Number of shares
 outstanding-  basic                  9,330,000        9,330,000
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

                                                HARMONY TRADING CORP.



Dated: October 18, 2001                         By: /s/ Henry J. Yersh
                                                    ----------------------------
                                                    Henry J. Yersh
                                                    President



                                                By: /s/ Denis St. Hilaire
                                                    ----------------------------
                                                    Denis St. Hilaire
                                                    Chief Financial Officer