Form 10QSB
period 2001-09-30
HARMONY TRADING CORP
filed 2001-11-08
CIK 1085106

UNITED STATES SECURITIES
                             AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended September 30, 2001

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to ___________

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

 300 St-Sacrement, Suite 414
   Montreal, Quebec, Canada                                      H2Y 1X4

----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

                                 (514) 286-0909

                               ------------------

                 (Issuer telephone number, including area code)

                      275 St. Jacques Street West, Suite 36
                        Montreal, Quebec, Canada H2Y 1M9
--------------------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                  Last Report)

      Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of October 29, 2001, there were 9,330,000 shares of the registrant's common stock, par value $0.000333 issued and outstanding.

      Transitional Small Business Disclosure Format (check one); Yes |_| No |X|

                              HARMONY TRADING CORP.
               September 30, 2001 QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                     Page Number

        Special Note Regarding Forward Looking Statements ..................   3

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements ...............................................   4

Item 2. Management's Discussion and Analysis or Plan of Operation ..........  13

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings ..................................................  16

Item 2. Changes in Securities and Use of Proceeds ..........................  16

Item 3. Defaults in Senior Securities ......................................  16

Item 4. Submission of Matters to a Vote of Security Holders ................  16

Item 5. Other Information ..................................................  16

Item 6. Exhibits and Reports on Form 8-K ...................................  16

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations"

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                            Page
                                                                            ----

Report of Reviewing Independent Accountant .................................   5
Balance Sheet as of September 30, 2001 .....................................   6
Statements of Operations for the three and nine months
  ended September 30, 2001 and 2000 ........................................   7
Statement of Stockholders Equity ...........................................   9
Statements of Cash Flows for the nine months ended
  September 30, 2001 and 2000 ..............................................  10
Notes to Financial Statements ..............................................  11

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of
  Harmony Trading Corp. (a development stage company)

I have reviewed the accompanying balance sheet of Harmony Trading Corp. (a development stage company) as of September 30, 2001, and the related statements of operations and of cash flows for the nine month periods ended September 30, 2000 and 2001. These financial statements are the responsibility of the Company's management.

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


/s/ Thomas Monahan
Thomas Monahan, Certified Public Accountant
Paterson, New Jersey
October 22, 2001

                              HARMONY TRADING CORP.
                          (A development stage company)

                                  BALANCE SHEET

                                                       December 31,   September 30,
                                                           2000           2001
                                                                        Unaudited
                                                      -------------   -------------
Assets
Current assets
  Cash and cash equivalents                              $  4,025      $  3,066
  Commissions receivable                                                    591
                                                         --------      --------
  Current assets                                         $  4,025         3,657

Property and equipment                                        -0-           -0-

Total assets                                             $  4,025      $  3,657
                                                         ========      ========

                        Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses                  $ 36,824      $ 37,110
                                                         --------      --------
  Total current liabilities                              $ 36,824        37,110

Stockholders' equity
  Preferred stock authorized
5,000,000 shares, $0.001 par
value each. At December 31, 2000 and
September 30, 2001 there
are -0- shares outstanding

  Common Stock authorized 200,000,000
shares, $0.000333 par value each. At
December 31, 2000 and September 30, 2001,
there are 9,330,000 and 9,330,000
shares outstanding respectively                             3,107         3,107

Additional paid in capital                                 20,333        20,333
Deficit accumulated during development
stage                                                     (56,239)      (56,893)
                                                         --------      --------
Total stockholders' equity                                (32,799)      (33,453)
                                                         --------      --------
Total liabilities and stockholders' equity               $  4,025      $  3,657
                                                         ========      ========

                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A development stage company)
                             STATEMENT OF OPERATIONS

                                     For the        For the      For the period
                                   nine months    nine months    from inception
                                      ended          ended      August 13, 1996
                                  September 30,   September 30, to September 30,
                                       2000            2001            2001
                                    Unaudited       Unaudited       Unaudited
                                   -----------     -----------     -----------
Revenue                            $    15,225     $    15,122     $    52,478

Costs of goods sold                        -0-             -0-             -0-
                                   -----------     -----------     -----------

Gross profit                       $    15,225          15,122     $    52,478

Operations:
  General and
   administrative                       21,575          15,776         109,643

  Depreciation and amortization            -0-             -0-             -0-
                                   -----------     -----------     -----------
  Total expense                         21,575          15,776         109,643

Income (loss) from
 operations                             (6,350)           (654)        (57,165)

Other income
   Interest income                                                         272
                                                                   -----------

Total Other Income
Income (loss)                      $    (6,350)    $      (654)    $   (56,893)
                                   ===========     ===========     ===========

Net income (loss)
 per share - basic                       (0.00)          (0.00)

Number of shares
 outstanding - basic                 9,330,000       9,330,000
                                   ===========     ===========

                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A development stage company)
                             STATEMENT OF OPERATIONS

                                    For the         For the
                                  three months    three months
                                  September 30,   September 30,
                                       2001           2000
                                    Unaudited       Unaudited
                                   -----------     -----------
Revenue                            $     7,615     $     6,517

Costs of goods sold                        -0-             -0-
                                   -----------     -----------
Gross profit                       $     7,615     $     6,517

Operations:
  General and
   Administrative                        9,936           7,354

  Depreciation and amortization            -0-             -0-
                                   -----------     -----------
  Total expense                          9,936           7,354

Income (loss) from
 Operations                             (2,321)           (837)

Total Other Income
Income (loss)                      $    (2,321)    $      (837)
                                   ===========     ===========

Net income (loss)
 per share - basic                 $      0.00           (0.00)

Number of shares
 outstanding-  basic                 9,330,000       9,330,000
                                   ===========     ===========

                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A development stage company)

                        STATEMENT OF STOCKHOLDERS EQUITY

                                                                    Deficit
                                                                  accumulated
                                                     Additional      during
                             Common        Common      paid in     development
             Date             Stock        Stock       Capital        stage        Total
             ----           ---------    ---------    ---------     ---------     ---------
December 31, 1996
balance (1)                 6,000,000    $   1,998    $       2                   $   2,000
Net income                                                          $ (10,865)    $ (10,865)
                            ---------    ---------    ---------     ---------     ---------
December 31, 1997
balance                     6,000,000        1,998    $       2     $ (10,865)    $  (8,865)
Net loss                                                              (10,785)      (10,785)
                            ---------    ---------    ---------     ---------     ---------
December 31, 1998
balance                     6,000,000        1,998    $       2     ($ 21,650)      (19,650)

 Sale of shares             3,030,000        1,009       24,241                      25,250
Contribution of services                                    375                         375
Issuance of shares
 for legal services           300,000          100        2,400                       2,500
Less offering expenses                                   (6,685)                     (6,685)
Net Loss                                                              (25,608)      (25,608)
                            ---------    ---------    ---------     ---------     ---------
December 31, 1999
balance                     9,330,000    $   3,107    $  20,333     $ (47,258)    $ (23,818)

Net loss                                                               (8,981)       (8,981)
                            ---------    ---------    ---------     ---------     ---------
Balances
December 31, 2000           9,330,000    $   3,107    $  20,333       (56,239)    $ (32,799)

Unaudited
Net loss                                                                 (654)         (654)
                            ---------    ---------    ---------     ---------     ---------
Balances
September 30, 2001          9,330,000    $   3,107    $  20,333       (56,893)    $ (33,453)
                            =========    =========    =========     =========     =========

                 See accompanying notes to financial statements

                              HARMONY TRADING CORP.
                          (A development stage company)
                             STATEMENT OF CASH FLOWS

                                                      For the        For the      For the period
                                                     nine months   nine months   from inception
                                                        Ended         ended      August 13, 1996
                                                    September 30,  September 30,  to September 30,
                                                         2000          2001           2001
                                                      Unaudited      Unaudited      Unaudited
                                                      ---------      ---------      ---------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net income (loss)                                    $ (6,350)      $   (654)      $(56,893)
  Non cash transaction                                                                  4,875
  Commissions receivable                                                  (591)          (591)
  Accounts payable and accrued expenses                   6,796            286         37,110
                                                       --------       --------       --------
TOTAL CASH FLOWS FROM OPERATIONS                            446           (959)       (15,499)

TOTAL CASH FLOWS FROM
INVESTING ACTIVITIES                                        -0-            -0-            -0-

CASH FLOWS FROM FINANCING
ACTIVITIES

 Sale of stock net of
   offering expenses                                                                   18,565
                                                       --------       --------       --------
TOTAL CASH FLOWS FROM
FINANCING ACTIVITIES                                        -0-            -0-         18,565

NET INCREASE (DECREASE) IN CASH                             446           (959)      $  3,066
CASH BALANCE BEGINNING OF PERIOD                          3,182          4,025            -0-
                                                       --------       --------       --------

CASH BALANCE END OF PERIOD                             $  3,628       $  3,066       $  3,066
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest                                 $    -0-       $    -0-       $    -0-
Cash paid for income taxes                             $    -0-       $    -0-       $    325
                                                       ========       ========       ========

                 See accompanying notes to financial statements

                              HARMONY TRADING CORP.
                          (A development stage company)
                          Notes to Financial Statements
                               September 30, 2001

Note A - Basis of Reporting

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the financial position of Harmony Trading Corp. (the "Company") at September 30, 2001 and the results of its operations, and cash flows for the nine-month period then ended. The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2000 included in the Company's Form 10-KSB.

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

Note C - Income Taxes

      The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of September 30, 2001, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

      At September 30, 2001, the Company has net operating loss carry forwards for income tax purposes of $56,893. This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

      The components of the net deferred tax asset as of September 30, 2001 are as follows:

                  Deferred tax asset:
                      Net operating loss carry forward      $  19,344
                      Valuation allowance                   $ (19,344)
                                                            ---------
                      Net deferred tax asset                $     -0-
                                                            =========

      The Company recognized no income tax benefit for the loss generated in the period from inception, August 13, 1996, to September 30, 2001.

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

Note D - Going Concern

      The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $56,893 and has negative capitalization of $33,453 for the period from inception, August 13, 1996, to September 30, 2001. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to have positive cash flows from operations. The Company's current capital requirements are being met by management as they occur until profitable operations can be reached. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in its selling capabilities and implementing its marketing strategies. The Company plans to engage in such ongoing financing efforts on a continuing basis.

Item 2. Management's Discussion and Analysis or Plan of Operation

      We were formed on August 13, 1996, under the laws of the State of New York. We intend to continue to be a direct seller of Doncaster apparel. The following is our plan of operation for the next twelve months. Although we were formed in August 1996, we were unable to locate a business to engage in until the summer of 1998, when we discovered the business of direct selling Doncaster apparel. From the summer of 1998 until December 1999, we engaged in compiling a mailing list to announce the December 1998 holiday line. We commenced operations as a direct seller of Doncaster in December 1998. Our operations to date have consisted of preparing for the direct selling of Doncaster by compiling a mailing list, sending out mailings and the selling of Doncaster through trunk shows and personal appointments.

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

      Doncaster increased its current line of apparel by adding women's sizes (16W, 18W, 20W, 1X, 2X, etc.), starting with the Spring 2000 collection. The introduction of these additional sizes has increased our customer base and our revenues. We realize adequate revenue after the payment of the commissions to our independent contractors, to cover our out-of-pocket costs, and our legal and accounting expenses. In the next twelve months we intend to:

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

      We expect that will we be able to satisfy our current cash requirements for the next twelve months from our revenues, and we do not expect that we will need to raise additional capital from outside sources. If we do become the direct seller for a cosmetic and skin care manufacturer, we will be able to use our existing customer list, and expect our start-up costs to be minimal. We do not expect to incur any extra-ordinary expenses like office equipment because we have a new computer which we previously purchased.

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

      On August 28, 2000, control of our Company was transferred to Group InterCapital, Inc. ("GIC"), a venture capital firm, upon GIC's purchase of 1,735,000 shares of our common stock from Paul Gottbetter for $100,000, which represents approximately 55.8% of our outstanding common stock. The source of funds to purchase the securities was from GIC's working capital. In connection with the stock purchase, GIC replaced our board of directors by appointing Henry
J. Yersh and Denis St. Hilaire. Mr. Yersh was also appointed as our President and Chief Executive Officer and Mr. St. Hilaire was appointed as our Chief Financial Officer.

Results of Operations for the nine months ended
September 30, 2001 as compared to the nine months ended September 30, 2000.

      For the nine months ended September 30, 2001, we generated net sales of $15,122 as compared to $15,225 for the nine months ended September 30, 2000 representing a decrease of $103. Our cost of goods sold for the nine months ended September 30, 2001 was $-0- as compared to $-0- for the nine months ended September 30, 2000. Our gross profit on sales was $15,122 for the nine months ended September 30, 2001 as compared to $15,225 for the nine months ended September 30, 2000.

      Our general and administrative costs aggregated approximately $15,776 for the nine months ended September 30, 2001 as compared to $21,575 for the nine months ended September 30, 2000 representing a decrease of $5,799. Included in the $15,776 are $11,098 in commissions and $4,678 in office expenses.

Results of Operations for the period of inception, August 13, 1996 through September 30, 2001.

      For the period from our inception, August 13, 1996, through September 30, 2001, a period of approximately 62 months, we generated net sales of $52,478 (an average of approximately $846 per month). Our cost of goods sold on sales was approximately $0 for the period from our inception, August 13, 1996, through September 30, 2001. The gross profit from sales for this 62 month period is $52,478. Management believes the gross profit of an average of $846 for the period from inception, August 13, 1996, through September 30, 2001, will improve and stabilize once our marketing plans become fully implemented although no assurance can be given that this will prove to be the case.

      Our general and administrative costs aggregated approximately $109,643 for the period from inception, August 13, 1996, through September 30, 2001. Of these initial startup costs, approximately $41,789 are attributable to telephone and other office expenses, $25,979 to commissions, $32,250 to salary and $9,625 to rent.

Liquidity and Capital Resources

      We increased liquidity by $3,066 from a cash balance at our inception of $0 through the process of generating gross profits from product sales, selling our marketable securities, loans by our principal shareholders and the completion of a private placement with $18,565 in net proceeds.

      For the nine months ended September 30, 2001, we lost an aggregate of $959 from operating activities.

Income Taxes

      As of September 30, 2001, we had a tax loss carry-forward of $56,893. Our ability to utilize the tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under
Section 382 of the Internal Revenue Code of 1986, as amended. Any annual limitations are not expected to have a material adverse effect on our ability to utilize our tax credit carry-forwards.

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

      (b) Reports on Form 8-K.

No reports on Form 8-K were filed during the three months ended September 30, 2001.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HARMONY TRADING CORP.


Dated: November 6, 2001                    By: /s/ Henry J. Yersh
                                              ----------------------------------
                                              Henry J. Yersh
                                              President


                                           By: /s/ Denis St. Hilaire
                                              ----------------------------------
                                              Denis St. Hilaire
                                              Chief Financial Officer