Form 10KSB
period 2001-12-31
HARMONY TRADING CORP
filed 2002-04-09
CIK 1085106

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2001

                                       OR

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        Commission file number: 000-30158

                              HARMONY TRADING CORP.
        (Exact name of small business issuer as specified in its charter)

                NEW YORK                                      13-3935933
     (State or other jurisdiction of                         (IRS Employer
     incorporation or organization)                       Identification No.)


          300 ST. SACREMENT, SUITE 414
            MONTREAL, QUEBEC, CANADA                           H2Y 1X4
    (Address of principal executive offices)                (Postal Code)

Issuer's telephone number: (514) 286-0909

Securities registered under Section 12(b) of the Act: NONE

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State registrant's revenues for its most recent fiscal year: $17,013.

As of March 28, 2002, there were 9,380,000 shares of the registrant's common stock, par value $0.000333, issued and outstanding. Of these, 4,175,000 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is $5,949,375 based on the average sales price of $1.425 for the registrant's common stock on March 28, 2002.

Transitional Small Business Disclosure Format (check one): Yes |_|; No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended ("Securities Act").

   Not Applicable.

                                TABLE OF CONTENTS

Item Number and Caption                                                      Page
-----------------------                                                      ----
Forward-Looking Statements ................................................    3

                                     PART I

1.   Description of Business ..............................................    3

2.   Description of Property ..............................................    8

3.   Legal Proceedings ....................................................    8

4.   Submission of Matters to a Vote of Security Holders ..................    8

                                     PART II

5.   Market for Common Equity and Related Stockholder Matters .............    8

6.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations ............................................    9

7.   Financial Statements .................................................   11

8.   Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure .............................................   11

                                    PART III

9.   Directors, Executive Officers, Promoters and Control Persons;
     Compliance with Section 16(a) of the Exchange Act ....................   11

10.  Executive Compensation ...............................................   12

11.  Security Ownership of Certain Beneficial Owners and Management .......   13

12.  Certain Relationships and Related Transactions .......................   14

13.  Exhibits, List and Reports on Form 8-K ...............................   14

                           FORWARD-LOOKING STATEMENTS

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

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

      Harmony Trading Corp., a New York corporation, was formed on August 13, 1996. We remained inactive until December 1998, when we became a direct seller for Doncaster, a division of Tanner Companies. Doncaster is a manufacturer of women's apparel and accessories.

      Our business is the direct selling of Doncaster women's apparel and accessories. Doncaster is a division of Tanner Companies Limited Partnership ("Tanner"), which is based in Rutherfordton, North Carolina. Direct selling is the sale of a consumer product or service in a face-to-face manner away from a fixed retail location. We, through our two independent contractors, Falene Gottbetter and Roberta Winley, market the Doncaster line through fashion shows and private appointments. Initially, Mrs. Gottbetter entered into a fashion consultant agreement with Tanner. Tanner and Mrs. Gottbetter verbally agreed to allow us to assume the fashion consultant agreement from Mrs. Gottbetter. Subsequent to the period covered by this Report, we added a third independent contractor Judy Cohen.

      Under the agreement with Tanner, we receive a sales kit four times a year, one for each seasonal collection. We pay $180 to Doncaster for each sales kit, but that money will be refunded if we decide not to continue selling Doncaster. The sales kit includes brochures for trunk show mailings, a look book which contains a detailed description of every item, fabric and color swatches, pictures of every item in the collection, a size chart and a pricing sheet. The agreement is on-going and can be terminated either by us or by Tanner on thirty
(30) days written notice. The agreement provides that we will not show competitive products at the same time that we are showing Doncaster apparel. We must sell, after returns and credits, a minimum of $10,000 per collection in order to remain a fashion consultant for Doncaster.

      We are in the District 39 selling district. Although we are geographically based in Westchester County, New York, we are not limited to selling to customers only located in Westchester, and we sell to anyone wherever located. We are not the only Doncaster fashion consultant in District 39. District 39 consists of the counties of Orange, Rockland, Nassau, Westchester and New York. There are approximately 28 other Doncaster fashion consultants in District 39. The district managers set sales goals for the fashion consultants based on the previous collection's sales. These goals are only guidelines, and the fashion consultants are not penalized if the goals are not met.

      Each Doncaster sales district has a district manager. The district manager is responsible for coordinating the scheduling of all the trunk shows in the district, the receipt of the trunk show clothing collection and keeping the fashion consultants in communication so the trunk show collection is delivered to every fashion consultant on time. The district manager works with the fashion consultants when they are having problems with Doncaster in having orders delivered, having returns credited and having back orders filled. Doncaster also has regional managers. The regions consist of several states. The regional managers have similar responsibilities to the district manager but on a larger scale.

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

      In our opinion and those of our independent contractors, Doncaster's clothing is comparable in quality and styling to DKNY, Donna Karan, Dana Buchman and other high end contemporary clothing lines. Our success depends in substantial part upon Doncaster's ability to anticipate and respond to changing consumer preferences and fashion trends in a timely manner. Although Doncaster attempts to stay abreast of emerging lifestyle and consumer preferences affecting its merchandise, any failure by Doncaster to identify and respond to such trends could have a material adverse effect on our business.

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

      The trunk show lasts for one week, and it is by appointment. Customers make appointments to view the current collection, try on different pieces and place orders. The client can look at various colors and fabrics in a "look book" for the current season's collection. If a client is unable to attend the trunk show, we can make an appointment for them to view the collection at Doncaster's New York showroom. Doncaster's offices in New York City are open during regular business hours. However, we are able to obtain after hours access to the showroom with advance notice to Doncaster.

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

      In addition to selling Doncaster, our independent contractors also act as fashion consultants. As fashion consultants they:

      - teach people how to put different outfits together using the same items of clothing;

      - act as wardrobe consultants and assist clients in throwing away the old clothes that they have been saving; and

      - assist the clients in evaluating which styles and colors are the most suitable for them.

      Our independent contractors also act as fashion consultants directly in connection with their selling of the Doncaster line. We do not currently charge for this service because we have found that our clients, after consulting with us, tend to purchase more items in order to update or create a new look.

      As of April 1, 2002, we had no employees other than our two executive officers. We had three independent contractors, Falene Gottbetter, Roberta Winley and Judy Cohen. Falene Gottbetter is the wife of our former President, Paul B. Gottbetter. The decision to have them act as independent contractors is for tax purposes. By classifying Mrs. Gottbetter, Ms. Winley and Mrs. Cohen as independent contractors and not employees, we are not responsible for paying unemployment taxes, disability or social security taxes, providing benefits like pension or medical plans, providing paid vacation or withholding taxes. The benefit to us is that our record keeping is simpler. We pay our consultants a commission and give them a Form 1099 for their yearly taxes. Our consultants are considered independent consultants because they do not have an employment contract with us, they have no regular hours and they are paid on a commission basis.

SUBSEQUENT EVENTS

      Subsequent to the period covered by this report, on March 27, 2002 we entered into a Reorganization Agreement (the "Reorganization Agreement") with Group Intercapital Inc., a Canadian corporation and our principal shareholder ("GIC"), Nuvo Way Inc., a Canadian corporation ("Nuvo"), Heather Baker and the shareholders of Nuvo (the "Nuvo Shareholders"). The Reorganization Agreement principally involved our acquisition of all of Nuvo's issued and outstanding capital stock, making Nuvo a wholly owned subsidiary of ours, in exchange for 5,000,000 shares of our restricted common (the "Harmony Common Stock") and the cancellation by GIC of 2,980,000 shares of our common stock owned by it. 1,666,666 shares of the Harmony Common Stock were delivered to the Nuvo Shareholders on April 3, 2002 (the "Closing Date"), the closing date under the Reorganization Agreement. 1,666,667 shares of the Harmony Common Stock are to be issued to the Nuvo Shareholders on each of the first and second anniversaries of the Closing Date. On the Closing Date, the Nuvo Shareholders also received an aggregate of 3,333,334 shares of our Series A Preferred Stock. The Series A Preferred Stock is pari passu with our common stock with respect to voting, dividend and liquidation rights and is automatically redeemable in direct proportion to, and at the time of issuance of, the Harmony Common Stock to be issued on the first and second anniversaries of the Closing Date.

      In connection with the Reorganization Agreement, as amended on April 3, 2002, effective upon the filing of this Annual Report on Form 10-KSB with the Securities and Exchange Commission (the "Filing Date"), our executive officers, Henry Yersh and Denis St. Hilaire, will resign and be replaced by Heather Baker and James Klein, designees of the Nuvo Shareholders. Heather Baker will be appointed to the positions of president and chief executive officer while James Klein will be appointed to the positions of treasurer, secretary and chief financial officer. Effective the Closing Date, our board of directors was increased from two to five members. Heather Baker and James Klein, as designees of the Nuvo Shareholders, have been appointed to fill two of the vacancies created thereby effective immediately after the filing of this Annual Report on the Filing Date. Following the Closing Date, GIC and the Nuvo Shareholders have agreed to use their best efforts to mutually locate and designate a fifth director for appointment to the board of directors. GIC and the Nuvo Shareholders have further agreed to vote their voting shares of our common stock in the future, with respect to all votes taken by us for the election of directors, so as to maintain a board that consists of an equal number of directors designated by GIC and the Nuvo Shareholders.

      The Reorganization Agreement further provides for the establishment of a non-statutory stock plan, the issuance of 150,00 stock options under the plan (the "Stock Options") to certain persons designated by Nuvo, the registration of the shares underlying the Stock Options on a Form S-8 Registration Statement, the execution of an employment agreement with Heather Baker on terms to be negotiated whereby Ms. Baker will serve as our president and chief executive officer, the issuance of 100,000 shares (the "Baker Shares") of our common stock under the Baker Employment Agreement as a signing bonus, the registration of the Baker Shares on a Form S-8 Registration Statement, and the issuance of 100,000 shares of our restricted common stock to two contractors with whom Nuvo does business. In connection with the Reorganization Agreement, we also intend to promptly take all necessary steps to change our name to Vital State Inc. and to change the name of Nuvo to Vital State Canada Limited.

      Nuvo is a health supplement and pharmaceutical company based in Montreal, Canada. It has developed a unique method of orally delivering nutritional supplements which promotes greater absorption through its new patent pending technology.

      On April 5, 2002 we reached agreement with our independent contractors to discontinue our activities as a direct seller of the Doncaster clothing line. In connection therewith, we assigned all of our rights under our verbal agreement with Tanner to the contractors who will continue to sell the Doncaster line directly for Tanner.

                         ITEM 2. DESCRIPTION OF PROPERTY

      We maintain our executive offices at 300 St. Sacrement, Suite 414, Montreal, Quebec, Canada, which is the executive offices of our controlling stockholder, Group Intercapital Inc. At such location, we are provided with approximately 120 square feet of office space on a rent-free basis.

                            ITEM 3. LEGAL PROCEEDINGS

      No legal proceedings are pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      Our common stock has been traded on the NASD Over-the-Counter Bulletin Board under the symbol HRMY since July 3, 2000. The following table sets forth, for the fiscal quarters or periods indicated, the high and low bid prices per share of our common stock as reported on the NASD Over-the-Counter Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The prices set forth below for periods subsequent to December 4, 2000 reflect the three-for-one stock split which took place on December 5, 2000.

                                                                 COMMON STOCK
                                                             HIGH BID    LOW BID
                                                             --------    -------
       YEAR ENDED DECEMBER 31, 2001

            Quarter ended March 31, 2001                       1.75        .375

            Quarter ended June 30, 2001                        1.25        .625

            Quarter ended September 30, 2001                   1.15         .55

            Quarter ended December 31, 2001                    1.35         .35

       YEAR ENDED DECEMBER 31, 2000

            Period July 3 - September 30                       4.00       .0625

            Period October 2 - December 4                      7.50        4.25

            Period December 5 - December 31                    2.75        1.75

      On April 3, 2002, the closing bid price of our common stock was $1.10

HOLDERS

      As of April 3, 2002, there were approximately 28 record holders of our common stock.

DIVIDENDS

      We have never declared any cash dividends with respect to our common stock. Subject to the prior or equivalent rights, if any, of any series of preferred stock which may from time to time be outstanding, holders of our common stock are entitled to receive ratably, dividends when, as, and if declared by our board of directors out of funds legally available therefor. Under the Business Corporation Law of New York, we may only pay dividends out of capital and surplus, or out of certain enumerated retained earnings, as those terms are defined in the Business Corporation Law of New York. The payment of dividends on our common stock is, therefore, subject to the availability of capital and surplus or retained earnings as provided in the Business Corporation Law of New York.

RECENT SALES OF UNREGISTERED SECURITIES

      During the fiscal year ended December 31, 2001 we sold no unregistered securities.

                 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this document. In addition to the information contained herein the following discussion contains forward looking statements that involve certain risks and uncertainties which may cause our actual results in future periods to differ materially from forecasted results. See "Forward Looking Statements" on page 3.

      After deducting operating expenses which consist of postage, printing and miscellaneous office supplies of approximately $1,000 per trunk show, the consultants are paid their fees. Since we do not have to pay in advance for any of the merchandise that we sell, it is not necessary to have large amounts of cash available. Doncaster pays us a commission of 25% of the net sales Doncaster receives from our selling efforts. The commission that Doncaster pays to us is our total revenue from the sales of the Doncaster apparel. The net sales are the total of all the sales to the customers minus any returns. Most of the money we receive from Doncaster is paid to our independent contractors in the form of commissions. The money retained by us is used to offset part of the expenses incurred by us, with respect to our operation as a direct seller of the Doncaster line. Subsequent to the period covered by this Report, we have discontinued our operation as a direct seller of the Doncaster line. See
Item 1 Description of Business - Subsequent Events.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

      Our results of operations for the year ended December 31, 2001 were similar to our results for the year ended December 31, 2000. For the year ended December 31, 2001, we generated net sales of $17,013 as compared to $17,438 for the year ended December 31, 2000 representing a decrease of $425. Our cost of goods sold for the year ended December 31, 2001 was $-0- as compared to $-0- for the year ended December 31, 2000. Our gross profit on sales was $17,013 for the year ended December 31, 2001 as compared to $17,438 for the year ended December 31, 2000.

      Our general and administrative costs aggregated to approximately $21,378 for the year ended December 31, 2001 as compared to $26,419 for the year ended December 31, 2000 representing a decrease of $5,041. Included in the $21,378 are $16,066 in commissions, and $5,312 in office expenses.

LIQUIDITY AND CAPITAL RESOURCES

      We have incurred losses since the inception of our business as a direct seller of Doncaster apparel. We expect to continue to incur losses until we increase our revenues while reducing our general and administrative expenses or enter into new lines of business through acquisition or otherwise. We have been dependent on sales of our common stock and loans by our principal shareholders to conduct operations. As at December 31, 2001 we had an accumulated deficit of $60,604 compared to an accumulated deficit of $56,239 at December 31, 2000.

      As at December 31, 2001 we had total current assets of $404 and total current liabilities of $37,568 or a negative working capital of $37,164. At December 31, 2000 we had total current assets of $4,025 and total current liabilities of $36,824 or a negative working capital of $32,799.

      The report of our independent accountants on our December 31,2001 financial statements contains an explanatory paragraph regarding our ability to continue as an ongoing business.

INCOME TAXES

      As of December 31, 2001, we had a tax loss carry-forward of $60,604. Our ability to utilize the tax credit carry-forwards in future years will be subject to an annual limitation pursuant to the "Change in Ownership Rules" under
Section 382 of the Internal Revenue Code of 1986, as amended. Any annual limitations are not expected to have a material adverse effect on our ability to utilize our tax credit carry-forwards.

                          ITEM 7. FINANCIAL STATEMENTS

      The financial statements and supplementary data are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                    PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

      The following table sets forth certain information, as of April 1, 2002, regarding our executive officers and directors.

      Directors serve until the next annual meeting of the stockholders, until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal. No family relationships exist between any of our present directors and officers.

      Name                      Age        Position
      ----                      ---        --------
      Henry J. Yersh            64         President & Chief Executive Officer and Director
      Denis St. Hilaire         61         Chief Financial Officer and Director

      The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

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

      Denis St. Hilaire, Chief Financial Officer and a Director, has been a self-employed businessman since 1987. Mr. St. Hilaire has performed various administrative functions for several Canadian public companies. He was instrumental in structuring the financial sector of the companies and assisting the search for new equity capital. From 1962 to 1987, he was District Manager of Dun & Bradstreet, a worldwide provider of business information, where he was responsible for overseeing and maintaining all house accounts and all new accounts of major Canadian corporations.

BOARD OF DIRECTORS

      Our directors receive no remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      To the best of our knowledge, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were satisfied, although Form 5's were filed on a late basis, during February 2002, for each of Henry Yersh, Denis St. Hilaire, and Group Intercapital Inc.

                         ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2001 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2001 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2001 that received annual compensation during the fiscal year ended December 31, 2000 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                     Annual Compensation                          Long-Term Compensation
                          ------------------------------------------  ---------------------------------------------
                          Fiscal Year
Name and                     Ended                          Other     Options/   Restricted    LTIP     All Other
Principal Position        December 31,   Salary  Bonus  Compensation    SARs    Stock Awards  Payouts  Compensation
------------------        ------------   ------  -----  ------------    ----    ------------  -------  ------------
Henry J. Yersh,               2001      $     0    0          0          0           0           0          0
Chief Executive Officer,      2000      $ 2,000    0          0          0           0           0          0
President (1)                 1999      $     0    0          0          0           0           0          0

----------

(1) Mr. Yersh has served as our president and chief executive officer since August 28, 2000.

OPTION/SAR GRANTS IN LAST FISCAL YEAR; AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUES

      We did not issue any stock options or stock appreciation rights during the fiscal year ended December 31, 2001 and have not issued any stock options or stock appreciation rights since our inception.

STOCK OPTION PLANS

      We do not have any stock option plans.

LONG-TERM INCENTIVE PLAN AWARDS

      We made no long-term incentive plan awards to the named executive officer during the fiscal year ended December 31, 2001, and have made no long-term incentive plan awards since our inception.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

      We have no employment agreements, compensation plans or arrangements with respect to the named executive officer which would in any way result in payments being made to such executive officer because of his resignation, retirement or other termination of employment with us, or because of any change in control or a change in such executive officer's responsibilities following a change in control.

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of March 31, 2002, by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

                                        SHARES OF COMMON STOCK    PERCENTAGE
     NAME AND ADDRESS OF OWNER            BENEFICIALLY OWNED     OWNERSHIP(2)
     -------------------------            ------------------     ------------
Group Intercapital, Inc. (1)               5,205,000 shares         55.49%
300 St. Sacrement, Suite 414
Montreal, Quebec
Canada H2Y 1X4

Henry J. Yersh                                     0 shares             0%
101 Chartwell Crescent
Beaconsfield, Quebec
Canada H9W 1C2

Denis St. Hilaire                                  0 shares             0%
150 Berlioz, #157
Verdun, Quebec
Canada H3E 1K3

All Executive Officers and Directors
as a group (2 persons)                            0 shares              0%

----------

(1)   Claude Gendron is the owner of Group Intercapital, Inc.

(2) Based upon 9,380,000 shares of common stock issued and outstanding as at March 31,2002.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On August 28, 2000, Group Intercapital Inc., purchased from Paul Gottbetter, our then president and principal shareholder, 1,735,000 pre split shares (5,205 post split shares) of our common stock for $100,000. At that time, such shares represented approximately 55.8% of our common stock. Accordingly, the sale represented a change in control. Pursuant to the sale, Group Intercapital Inc. replaced our board of directors with Henry Yersh and Denis St. Hilaire and appointed Messrs. Yersh and St. Hilaire as our executive offices.

                 ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Financial Statements                                                         Page
--------------------                                                         ----
Report of Thomas P. Monahan, Independent Certified Public Accountant ......   18

Balance Sheet as of December 31, 2001 .....................................   19

Statements of Operations for the years and three months ended
    December 31, 2001 and 2000 ............................................   20

Statement of Stockholders' Equity for the years ended December 31,
    2001 and 2000 .........................................................   22

Statements of Cash Flows for the years ended December 31,
    2001 and 2000 .........................................................   23

Notes to Financial Statements .............................................   24

FINANCIAL STATEMENT SCHEDULES

      All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 2001.

EXHIBITS

      The following exhibits are included as part of this report:

          EXHIBIT
           NUMBER       TITLE OF DOCUMENT
           ------       -----------------
            3.1         Certificate of Incorporation filed August 13, 1996(1)

            3.2(a) Certificate of Amendment of the Certificate of Incorporation filed April 7, 1999 (1)

            3.2(b) Certificate of Amendment of the Certificate of Incorporation filed September 20, 1999 (2)

            3.2(c) Certificate of Amendment of the Certificate of Incorporation filed November 20, 2000 (3)

            3.2(d) Certificate of Amendment of the Certificate of Incorporation filed January 29, 2001 (4)

            3.2(e) Certificate of Amendment of the Certificate of Incorporation filed March 29, 2002

            3.3         By-Laws of Harmony (1)

            10          Fashion Consultant Agreement dated as of December 7,
                        1998, by and between Tanner Companies Limited
                        Partnership and Falene R. Gottbetter (1)

            21          Subsidiaries - None

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

                                        HARMONY TRADING CORP.

Dated:  April 9, 2002                   By:  /s/Henry J. Yersh
                                             -----------------------------------
                                             Henry J. Yersh
                                             President & Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 9th day of April, 2002.

                                        By:  /s/Henry J. Yersh
                                             -----------------------------------
                                             Henry J. Yersh
                                             President, Chief Executive Officer
                                             and Chairman of the Board

                                        By:  /s/Denis St. Hilaire
                                             -----------------------------------
                                             Denis St. Hilaire
                                             Chief Financial and Accounting
                                             Officer, and Director

EXHIBIT INDEX:

    EXHIBIT
     NUMBER       ITEM                                                        PAGE
     ------       ----                                                        ----
      3.1         Certificate of Incorporation filed August 13, 1996(1)

      3.2(a) Certificate of Amendment of the Certificate of Incorporation filed April 7, 1999 (1)

      3.2(b) Certificate of Amendment of the Certificate of Incorporation filed September 20, 1999 (2)

      3.2(c) Certificate of Amendment of the Certificate of Incorporation filed November 20, 2000 (3)

      3.2(d) Certificate of Amendment of the Certificate of Incorporation filed January 29, 2001 (4)

      3.2(e)      Certificate of Amendment of the Certificate of
                  Incorporation filed March 29, 2002                           29

      3.3         By-Laws of Harmony (1)

      10          Fashion Consultant Agreement dated as of December 7,
                  1998, by and between Tanner Companies Limited
                  Partnership and Falene R. Gottbetter (1)

      21          Subsidiaries - None

----------

(1) Incorporated by reference to the registration statement on Form 10-SB filed July 22, 1999.

(2) Incorporated by reference to Form 10-QSB for the period ended September 30, 1999 filed on November 15, 1999.

(3)   Incorporated by reference to Form 8-K filed December 4, 2000.

(4)   Incorporated by reference to Schedule 14C filed on January 5, 2001.

                                THOMAS P. MONAHAN
                           CERTIFIED PUBLIC ACCOUNTANT
                              208 LEXINGTON AVENUE
                           PATERSON, NEW JERSEY 07502
                              PHONE: (973) 790-8775
                               FAX (973) 790-8845


To       THE BOARD OF DIRECTORS AND SHAREHOLDERS
         OF HARMONY TRADING CORP. (A DEVELOPMENT STAGE COMPANY)

         I have audited the accompanying balance sheet of Harmony Trading Corp. (a development stage company) as of December 31, 2001 and the related statements of operations, cash flows and shareholders' equity for the years ended December 31, 2001 and for the period from inception, August 13, 1996, to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Harmony Trading Corp. (a development stage company) as of December 31, 2001 and the results of its operations, shareholders equity and cash flows for the year ended December 31, 2001 and for the period from inception, August 13, 1996, to December 31, 2001 in conformity with generally accepted accounting principles.

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



                                        /s/ Thomas Monahan
                                        --------------------------
                                            Thomas P. Monahan, CPA
January 27, 2002
Paterson, New Jersey

                              HARMONY TRADING CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                                                     DECEMBER 31,
                                                         2001
                                                     ------------
          Assets

Current assets
  Cash and cash equivalents                          $        404
                                                     ------------
  Current assets                                     $        404

Property and equipment                                         -0-

Total assets                                         $        404
                                                     ============

          Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable and accrued expenses              $     37,568
                                                     ------------
  Total current liabilities                          $     37,568

          Stockholders' equity

  Preferred stock authorized 5,000,000 shares,
   $0.001 par value each. At December 31, 2001 there are -0- shares outstanding.

  Common Stock authorized 200,000,000 shares,
  $0.000333 par value each.  At December 31, 2001,
  there are 9,330,000 shares outstanding                    3,107

Additional paid in capital                                 20,333
Deficit accumulated during development stage              (60,604)
                                                     ------------
Total stockholders' equity                                (37,164)
                                                     ------------
Total liabilities and stockholders' equity           $        404
                                                     ============


                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                                                  For the period
                                    For the         For the       from inception
                                   year ended      year ended     August 13, 1996
                                   December 31,    December 31,    to December 31,
                                      2000            2001              2001
                                   ---------       ---------      ----------------
Revenue                            $  17,438       $  17,013      $         54,369

Costs of goods sold                       -0-             -0-                   -0-
                                   ---------       ---------      ----------------

Gross profit                          17,438          17,013                54,369

Operations:
  General and administrative          26,419          21,378               115,245

  Depreciation and amortization           -0-             -0-                   -0-
                                   ---------       ---------      ----------------
  Total expense                       26,419          21,378               115,245

Income (loss) from Operations         (8,981)         (4,365)              (60,876)

Other income
   Interest income                                                             272
                                                                  ----------------

Total Other Income
Income (loss)                      $  (8,981)      $  (4,365)     $        (60,604)
                                   =========       =========      ================


Net income (loss)
  per share - basic                    (0.00)          (0.00)

Number of shares
 outstanding-  basic               9,330,000       9,330,000
                                   =========       =========

                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF OPERATIONS

                                        For the          For the
                                     three months     three months
                                     December 31,     December 31,
                                         2000             2001
                                     ------------     ------------
Revenue                              $      2,213     $      1,891

Costs of goods sold                            -0-              -0-
                                     ------------     ------------
Gross profit                                2,213            1,891

Operations:
  General and Administrative                4,844            5,602

  Depreciation and amortization                -0-              -0-
                                     ------------     ------------
  Total expense                             4,844            5,602

Income (loss) from Operations              (2,631)          (3,711)

Other income
  Interest income
Total Other Income
Income (loss)                        $     (2,631)    $     (3,711)
                                     ============     ============

Net income (loss)
  per share - basic                         (0.00)           (0.00)
Number of shares
  outstanding-  basic                   9,330,000        9,330,000
                                     ============     ============


                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF STOCKHOLDERS EQUITY

                                                                               Deficit
                                                                             accumulated
                                                              Additional        during
                             Common           Common           paid in       development
     Date                    Stock             Stock           Capital          stage            Total
                           -----------      -----------      -----------    ------------      -----------
December 31, 1996
balance (1)                  6,000,000      $     1,998      $         2                      $     2,000

Net income                                                                   $   (10,865)     $   (10,865)
                           -----------      -----------      -----------     -----------      -----------

December 31, 1997
balance                      6,000,000            1,998      $         2     $   (10,865)     $    (8,865)

Net loss                                                                         (10,785)         (10,785)
                           -----------      -----------      -----------     -----------      -----------

December 31, 1998
balance                      6,000,000            1,998      $         2    ($    21,650)         (19,650)

Sale of shares               3,030,000            1,009           24,241                           25,250

Contribution of
 services                                                            375                              375

Issuance of shares
 for legal services            300,000              100            2,400                            2,500

Less offering expenses                                            (6,685)                          (6,685)

Net Loss                                                                         (25,608)         (25,608)
                           -----------      -----------      -----------     -----------      -----------

December 31, 1999
 balance                     9,330,000      $     3,107      $    20,333     $   (47,258)     $   (23,818)

Net loss                                                                          (8,981)          (8,981)
                           -----------      -----------      -----------     -----------      -----------
Balances
December 31, 2000            9,330,000      $     3,107      $    20,333         (56,239)     $   (32,799)

Net loss                                                                          (4,365)          (4,365)
                           -----------      -----------      -----------     -----------      -----------
Balances
December 31, 2001            9,330,000      $     3,107      $    20,333     $   (60,604)     $   (37,164)
                           ===========      ===========      ===========     ===========      ===========


                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.

                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS

                                                                 For the period
                                    For the         For the      from inception
                                   year ended     year ended     August 13, 1996
                                   December 31,   December 31,   to December 31,
                                      2000           2001              2001
                                   -----------    -----------    ----------------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net income (loss)                $    (8,981)   $    (4,365)   $        (60,604)
  Non cash transaction                                                      4,875

  Accounts payable and accrued
    accrued expenses                     9,824            744              37,568
                                   -----------    -----------    ----------------
TOTAL CASH FLOWS FROM
  OPERATIONS                               843         (3,621)            (18,161)



TOTAL CASH FLOWS FROM
INVESTING ACTIVITIES                        -0-            -0-                 -0-


CASH FLOWS FROM FINANCING
ACTIVITIES

  Sale of stock net of
   offering expenses                                                       18,565
                                                                 ----------------
TOTAL CASH FLOWS FROM
  FINANCING ACTIVITIES                                                     18,565

NET INCREASE (DECREASE) IN CASH            843         (3,621)   $             -0-
CASH BALANCE BEGINNING OF PERIOD         3,182          4,025                  -0-
                                   -----------    -----------    ----------------
CASH BALANCE END OF PERIOD         $     4,025    $       404    $            404

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid for interest             $        -0-   $        -0-   $             -0-
Cash paid for income taxes         $        -0-   $        -0-   $            325
                                   ===========    ===========    ================


                 See accompanying notes to financial statements.

                              HARMONY TRADING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 1   -    ORGANIZATION OF COMPANY AND ISSUANCE OF COMMON STOCK

         a.   CREATION OF THE COMPANY

         Harmony Trading Corp., (the "Company") was formed under the laws of New York on August 13, 1996 and was originally authorized to issue 200 shares of common stock, without par value each. On April 6, 1999, the Company amended its certificate of incorporation increasing the authorized number of shares of common stock to 20,000,000, $0.001 par value each and increasing the authorized number of shares of preferred stock to 5,000,000, $0.001 par value. each. On November 20, 2000, the Company amended its certificate of incorporation increasing the authorized number of shares of common stock to 200,000,000, $0.000333 par value each.

         b.   DESCRIPTION OF THE COMPANY

         The Company is considered to be a development stage business that is in the business of the direct selling of women's apparel and accessories through personal appointments and fashion shows.

NOTE 2   -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.   BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $60,604 for the period from inception, August 13, 1996, to December 31, 2001. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to have positive cash flows from operations. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in its selling capabilities and implementing its marketing strategies. The Company plans to engage in such ongoing financing efforts on a continuing basis.

         The financial statements presented consist of the balance sheet of the Company as at December 31, 2001 and the related statements of operations and cash flows and stockholders' equity for the years ending December 31, 2000 and 2001, and for the period from inception, August 13, 1996, to December 31, 2001.

         b.   CASH AND CASH EQUIVALENTS

         The Company treats temporary investments with a maturity of less than three months as cash.

                              HARMONY TRADING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


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

         f.   SIGNIFICANT CONCENTRATION OF CREDIT RISK

         At December 31, 2001, the Company has concentrated its credit risk by maintaining deposits in several banks. The maximum loss that could have resulted from this risk totaled $-0- which represents the excess of the deposit liabilities reported by the banks over the amounts that would have been covered by the federal insurance.

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

                              HARMONY TRADING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


NOTE 3   -    RELATED PARTY TRANSACTIONS

         a.   OFFICE LOCATION

         The Company occupies office space at 300 St. Sacrement, Suite 414, Montreal, Quebec, Canada, the executive offices of our controlling stockholder, Group Intercapital Inc.

         b.   CHANGE IN MANAGEMENT

         During fiscal year 2000, Group Intercapital, Inc., a venture capital firm, purchased from Paul Gottbetter in a private transaction for $100,000, 1,735,000 shares of common stock, which is approximately 55.8% of the outstanding common stock, thereby acquiring control of the Company. The source of funds to purchase the securities was from Group Intercapital's working capital.

         Group Intercapital replaced our board of directors by appointing Henry
J. Yersh and Denis St. Hilaire. Mr. Yersh was also appointed as President and Chief Executive Officer and Mr. St. Hilaire was appointed as our Chief Financial Officer.

NOTE 4   -    COMMITMENTS AND CONTINGENCIES

         At December 31, 2001, the Company has not entered into any contracts or commitments.

NOTE 5   -    INCOME TAXES

         The Company provides for the tax effects of transactions reported in the financial statements. The provision if any, consists of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities, if any represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2001, the Company had no material current tax liability, deferred tax assets, or liabilities to impact on the Company's financial position because the deferred tax asset related to the Company's net operating loss carryforward and was fully offset by a valuation allowance.

         At The Company has adopted and there was no impact on operating results or financial position, the Company has net operating loss carry forwards for income tax purposes of $60,604 This carryforward is available to offset future taxable income, if any, and expires in the year 2010. The Company's utilization of this carryforward against future taxable income may become subject to an annual limitation due to a cumulative change in ownership of the Company of more than 50 percent.

                              HARMONY TRADING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


         The components of the net deferred tax asset as of The Company has adopted and there was no impact on operating results or financial position are as follows:

         DEFERRED TAX ASSET:
              Net operating loss carry forward             $   20,605
              Valuation allowance                          $  (20,605)
                                                           ----------
              Net deferred tax asset                       $       -0-
                                                           ==========

         The Company recognized no income tax benefit for the loss generated in the period from inception, August 13, 1996, to December 31, 2001.

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

NOTE 6   -    PREFERRED STOCK

         The Company's authorized preferred stock consists of 5,000,000 Shares of Preferred Stock, par value $.001 per share.

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

         As of December 31, 2001, the number of shares of preferred stock outstanding is -0-.

NOTE 7   -    BUSINESS AND CREDIT CONCENTRATIONS

         The amount reported in the financial statements for cash approximates fair market value. Because the difference between cost and the lower of cost or market is immaterial, no adjustment has been recognized and investments are recorded at cost.

                              HARMONY TRADING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2001


         Financial instruments that potentially subject the company to credit risk consist principally of trade receivables. Collateral is generally not required.