Form 10QSB
period 2002-03-31
HARMONY TRADING CORP
filed 2002-05-20
CIK 1085106

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2002


             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        For the transition period from _______________ to _______________

                         Commission file number 0-30158



                              HARMONY TRADING CORP.


                     (Exact name of small business issuer as
                            specified in its charter)


                   NEW YORK                         13-3935933
        (State or other jurisdiction              (IRS Employer
     of incorporation or organization)          Identification No.)


                  2191 HAMPTON AVENUE, MONTREAL, QUEBEC H4A 2K5
                    (Address of principal executive offices)

                                 (514) 369-4221
                           (Issuer's telephone number)

             300 ST. SACREMENT, SUITE 414, MONTREAL, QUEBEC H2Y 1X4
                  (Former Address If Changed Since Last Report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements

for the past 90 days.        Yes [X]     No [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 8,166,666 AS OF MAY 15, 2002


 Transitional Small Business Disclosure Format (check one). Yes [ ] ; No [X]

                              HARMONY TRADING CORP.
                                 MARCH 31, 2002

                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----
Special Note Regarding Forward Looking Statements............................  3

                       PART I - FINANCIAL INFORMATION

Item  1.   Financial Statements..............................................  4
Item  2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................... 13

                       PART II - OTHER INFORMATION

Item  5.   Other Information................................................. 14
Item  6.   Exhibits and Reports on Form 8-K.................................. 15

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                                          Page
                                                                                      ----
        Balance Sheets as of March 31, 2002 and March 31, 2001.......................  5
        Statements of Operations for the three months ended March 31, 2002 and March 31, 2001........................................................  6
        Statements of Cash Flows for the three months ended March 31, 2002 and March 31, 2001........................................................  7
        Notes to Financial Statements................................................  8

                              HARMONY TRADING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS

                                                             MARCH 31,     MARCH 31,
ASSETS                                                         2002          2001
                                                             ---------     ---------
                                                             (UNAUDITED)   (UNAUDITED)
Current assets:
  Cash and cash equivalents                                  $     339     $   4,640
  Accounts receivable                                               --         2,401
                                                             ---------     ---------
     TOTAL CURRENT ASSETS                                          339         7,041

Other assets:
  Other assets                                                      --            --
                                                             ---------     ---------
     TOTAL OTHER ASSETS                                             --            --
                                                             ---------     ---------

TOTAL ASSETS                                                       339         7,041
                                                             =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                         37,568        40,652
                                                             ---------     ---------
     TOTAL CURRENT LIABILITIES                                  37,568        40,652

Other liabilities:
  Commitments and contingencies                                     --            --
                                                             ---------     ---------
     TOTAL OTHER LIABILITIES                                        --            --
                                                             ---------     ---------

         TOTAL LIABILITIES                                      37,568        40,652
                                                             ---------     ---------

Stockholders' equity (deficit):

  Common stock, $0.000333 and $0.001 par value,
    Respectively, 200,000,000 shares authorized,
    9,380,000 and 9,330,000 shares issued and
    outstanding, respectively                                    3,124         3,107
  Preferred stock, $0.001 par value, 5,000,000 shares
    authorized, 0 shares issued and outstanding                     --            --
  Additional paid-in capital                                    75,316        20,333
  Deficit accumulated during the development stage            (115,669)      (57,051)
                                                             ---------     ---------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (37,229)      (33,611)
                                                             ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                            $     339     $   7,041
                                                             =========     =========

                        SEE NOTES TO FINANCIAL STATEMENTS

                              HARMONY TRADING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS

                                                                                FOR THE
                                                                                PERIOD FROM
                                                                                AUGUST 13,
                                                THREE-MONTH     THREE-MONTH        1996
                                               PERIOD ENDED     PERIOD ENDED   (INCEPTION) TO
                                                 MARCH 31,        MARCH 31,        MARCH 31,
                                                  2002              2001             2002
                                                -----------     -----------     -----------
                                                (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Operating income:
  Sales                                         $     5,623     $     5,364     $    59,992
  Cost of goods sold                                     --              --              --
                                                -----------     -----------     -----------
     GROSS PROFIT                                     5,623           5,364          59,992

Operating expenses:
  General and administrative expenses                60,688           6,176         175,933
                                                -----------     -----------     -----------
     TOTAL OPERATING EXPENSES                        60,688           6,176         175,933
                                                -----------     -----------     -----------

         (LOSS) FROM OPERATIONS                     (55,065)           (812)       (115,941)

Other income and (expenses):
  Interest income                                        --              --             272
                                                -----------     -----------     -----------

     TOTAL OTHER INCOME                                  --              --             272
                                                -----------     -----------     -----------

         (LOSS) BEFORE INCOME TAX EXPENSE           (55,065)           (812)       (115,669)

Income tax expense:
  Provision for income taxes                             --              --              --
                                                -----------     -----------     -----------

                  NET (LOSS)                    $   (55,065)    $      (812)    $  (115,669)
                                                ===========     ===========     ===========

         WEIGHTED AVERAGE SHARES OUTSTANDING      9,331,667       9,330,000

         EARNINGS (LOSS) PER SHARE              $     (0.01)    $     (0.00)


                        SEE NOTES TO FINANCIAL STATEMENTS

                              HARMONY TRADING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                          FOR THE
                                                                                          PERIOD FROM
                                                                                          AUGUST 13,
                                                           THREE-MONTH     THREE-MONTH       1996
                                                           PERIOD ENDED    PERIOD ENDED  (INCEPTION) TO
                                                             MARCH 31,      MARCH 31,     MARCH 31,
                                                               2002          2001           2002
                                                             ---------     ---------     ---------
                                                             (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM:
Operating activities:
  NET INCOME (LOSS)                                          $ (55,065)    $    (812)    $(115,669)

Non-cash transactions - professional services                   55,000            --        59,875

Adjustments to reconcile net (loss) to
 Net cash (used in) operating activities:

  (Increase) in accounts receivable                                 --        (2,410)           --
  Increase in accounts payable and accrued expenses                 --         3,828        37,568
                                                             ---------     ---------     ---------

         NET CASH PROVIDED BY (USED
          IN) OPERATING ACTIVITIES                                 (65)          615       (18,226)
                                                             ---------     ---------     ---------

Financing activities:
  Issuance of common stock                                          --            --        18,565
                                                             ---------     ---------     ---------

         NET CASH PROVIDED BY FINANCING ACTIVITIES                  --            --        18,565
                                                             ---------     ---------     ---------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 (65)          615
                                                                                               339

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   404         4,025            --
                                                             ---------     ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $     339     $   4,640     $     339
                                                             =========     =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Interest                                                  $      --     $      --     $      --
   Income taxes                                              $      --     $      --     $     325
Non-cash transaction:
   Professional services for common stock                    $  55,000     $      --     $  59,875

                        SEE NOTES TO FINANCIAL STATEMENTS

                              HARMONY TRADING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENTS
                       MARCH 31, 2002 AND 2001 (UNAUDITED)


NOTE 1: BASIS OF REPORTING

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary for a fair presentation of the financial position of Harmony Trading Corp. (the "Company") at March 31, 2002 and the results of its operations, and cash flows for the three-month period then ended. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the operating results for the full year. It is suggested that these financial statements be read in conjunction with the financial statements and related disclosures for the year ended December 31, 2001 included in the Company's Form 10-KSB.


NOTE 2 - GOING CONCERN

      The accompanying unaudited financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred net losses of $115,669 and has negative capitalization of $37,229 for the period from inception, August 13, 1996, to March 31, 2002. These factors indicate that the Company's continuation as a going concern is dependent upon its ability to have positive cash flows from operations. The Company's current capital requirements are being met by management as they occur until profitable operations can be reached. The Company's future capital requirements will depend on numerous factors including, but not limited to, continued progress in its selling capabilities and implementing its marketing strategies. The Company plans to engage in such ongoing financing efforts on a continuing basis.

                              HARMONY TRADING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2002 AND 2001 (UNAUDITED)


NOTE 3: SUBSEQUENT EVENTS

On March 27, 2002 the Company entered into a Reorganization Agreement (the "Reorganization Agreement") with Group Intercapital Inc., a Canadian corporation and the principal shareholder ("GIC"), Nuvo Way Inc., a Canadian corporation ("Nuvo"), Heather Baker; and the shareholders of Nuvo (the "Nuvo Shareholders"). The Reorganization Agreement principally involved the acquisition of all of Nuvo's issued and outstanding capital stock, making Nuvo a wholly-owned subsidiary, in exchange for 5,000,000 shares of restricted common stock (the "Harmony Common Stock") and the cancellation by GIC of 2,980,000 shares of common stock owned by it.

1,666,666 shares of the Harmony Common Stock were delivered to the Nuvo Shareholders on April 3, 2002 (the "Closing Date"), the closing date under the Reorganization Agreement. 1,666,667 shares of the Harmony Common Stock are to be issued to the Nuvo Shareholders on each of the first and second anniversaries of the Closing Date. On the Closing Date, the Nuvo Shareholders also received an aggregate of 3,333,334 shares of Series A Preferred Stock. The Series A Preferred Stock is pari passu with the common stock with respect to voting, dividend and liquidation rights and is automatically redeemable in direct proportion to, and at the time of issuance of, the Harmony Common Stock to be issued on the first and second anniversaries of the Closing Date.

In connection with the Reorganization Agreement, as amended on April 3, 2002, on April 9, 2002, the executive officers, Henry Yersh and Denis St. Hilaire, resigned and were replaced by Heather Baker and James Klein, designees of the Nuvo Shareholders. Heather Baker was appointed to the positions of president and chief executive officer while James Klein was appointed to the positions of treasurer, secretary and chief financial officer. Effective on the Closing Date, the Board of Directors was increased from two to five members. Heather Baker and James Klein, as designees of the Nuvo Shareholders, were appointed to fill two of the vacancies created thereby effective April 9, 2002. GIC and the Nuvo Shareholders have also agreed to use their best efforts to mutually locate and designate a fifth director for appointment to the Board of Directors. GIC and the Nuvo Shareholders have further agreed to vote their voting shares of common stock in the future, with respect to all votes taken by the Company for the election of directors, so as to maintain a board that consists of an equal number of directors designated by GIC and the Nuvo Shareholders.

                              HARMONY TRADING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2002 AND 2001 (UNAUDITED)


NOTE 3: SUBSEQUENT EVENTS (CONTINUED)

The Reorganization Agreement further provides for the establishment of a non-statutory stock plan, the issuance of 150,000 stock options under the plan (the "Stock Options") to certain persons designated by Nuvo, the registration of the shares underlying the Stock Options on a Form S-8 Registration Statement, the execution of an employment agreement with Heather Baker on terms to be negotiated whereby Ms. Baker will serve as president and chief executive officer, the issuance of 100,000 shares (the "Baker Shares") of our common stock under the Baker Employment Agreement as a signing bonus, the registration of the Baker Shares on a Form S-8 Registration Statement, and the issuance of 100,000 shares of our restricted common stock to two contractors with whom Nuvo does business. In connection with the Reorganization Agreement, we also intend to promptly take all necessary steps to change our name to Vital State Inc. and to change the name of Nuvo to Vital State Canada Limited.

Nuvo is a health supplement and pharmaceutical company based in Montreal, Canada. It has developed a proprietary method of orally delivering nutritional supplements which promote greater absorption through a new patent pending technology.

The acquisition of Nuvo will be accounted for as a recapitalization with Nuvo being the accounting acquirer. The results of operations of Nuvo will be included in the consolidated results of Harmony Trading Corp. starting from the acquisition date.

                              HARMONY TRADING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2002 AND 2001 (UNAUDITED)


NOTE 3: SUBSEQUENT EVENTS (CONTINUED)

The following are the unaudited condensed financial statements of Nuvo Way Inc. for the quarter ended March 31, 2002:

CONDENSED BALANCE SHEET (UNAUDITED IN US DOLLARS)

ASSETS
     TOTAL CURRENT ASSETS                         $ 142,165
     TOTAL OTHER ASSETS                              68,032
                                                  ---------

         TOTAL ASSETS                             $ 210,197
                                                  =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     TOTAL CURRENT LIABILITIES                      602,569

     TOTAL OTHER LIABILITIES                             --
                                                  ---------

         TOTAL LIABILITIES                          602,569
                                                  ---------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          (392,372)
                                                  ---------

         TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                        $ 210,197
                                                  =========

                              HARMONY TRADING CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                       MARCH 31, 2002 AND 2001 (UNAUDITED)


NOTE 3: SUBSEQUENT EVENTS (CONTINUED)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED IN US DOLLARS)


                                                                              FOR THE
                                                                             PERIOD FROM
                                                                              APRIL 18,
                                                             THREE-MONTH        2001
                                                             PERIOD ENDED   (INCEPTION) TO
                                                               MARCH 31,       MARCH 31,
                                                                 2002           2002
                                                               ---------     ---------
                                                               (UNAUDITED)   (UNAUDITED)

SALES                                                          $      --     $      --
COST OF GOODS SOLD                                                    --            --
                                                               ---------     ---------
   GROSS PROFIT                                                       --            --
                                                               ---------     ---------

   TOTAL OPERATING EXPENSES                                      255,380       387,025
                                                               ---------     ---------

       (LOSS) FROM OPERATIONS                                   (255,380)     (387,025)

   OTHER INCOME (LOSS)                                            (4,204)       (5,347)
                                                               ---------     ---------

       NET (LOSS)                                              $(259,584)    $(392,372)
                                                               =========     =========

            WEIGHTED AVERAGE SHARES OUTSTANDING                   10,000
            EARNINGS (LOSS) PER SHARE                          $  (25.96)



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULT OF OPERATIONS

         On April 3, 2002 we completed and closed a March 27, 2002 Reorganization Agreement (the "Reorganization Agreement") with Group Intercapital Inc., a Canadian corporation and our principal shareholder ("GIC"), Nuvo Way Inc., a Canadian corporation ("Nuvo"), Heather Baker and the shareholders of Nuvo (the "Nuvo Shareholders"). The Reorganization Agreement involved, among other things, our acquisition of all of Nuvo's issued and outstanding capital stock, making Nuvo a wholly owned subsidiary of ours. On April 5, 2002 we reached agreement with our independent contractors to discontinue our activities as a direct seller of the Doncaster division of Tanner Companies ("Tanner") clothing line. In connection therewith, we assigned all of our rights under our verbal agreement with Tanner to the contractors who will continue to sell the Doncaster line directly for Tanner. The change in our business activities and operations subsequent to the period covered by this Report should be taken into consideration when reading the historical analysis set forth below. The notes to our unaudited financial statements contain unaudited condensed financial statements for Nuvo Way, Inc. for the quarter ended March 31, 2002.

RESULTS OF OPERATIONS

         For the three-month period ended March 31, 2002, we generated net sales of $5,623 as compared to $5,364 for the three-month period ended March 31, 2001 representing an increase of $259. Our cost of goods sold for the three-month period ended March 31, 2002 was $0 as compared to $0 for the three-month period ended March 31, 2001.

         Our general and administrative expenses aggregated to approximately $60,688 for the three-month period ended March 31, 2002 as compared to $6,176 for the three-month period ended March 31, 2001 representing an increase of $54,512. Our net loss for the three-month period ended March 31, 2002 was $55,065 as compared to a net loss of $812 for the three-month period ended March 31, 2001. The increase in our general and administrative expenses and net loss is primarily attributable to stock issued during the quarter for professional services.

LIQUIDITY AND CAPITAL RESOURCES

         We have incurred losses since the inception of our business as a direct seller of the Doncaster clothing line. We have been dependent on the sales of our common stock and loans by our principal shareholders to conduct operations. The notes to our unaudited financial statements contain a going concern qualification. As at March 31, 2002 we had an accumulated deficit of $115,669 as compared to an accumulated deficit of $60,604 at December 31, 2001. The increase in our accumulated deficit is primarily attributable to stock issued during the quarter for professional services.

         As at March 31, 2002 we had total current assets of $339 and total current liabilities of $37,568 or a negative working capital of $37,229. As at December 31, 2001 we had total current assets of $404 and total current liabilities of $37,568 or a negative working capital of $37,164.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On March 27, 2002 we entered into a Reorganization Agreement (the "Reorganization Agreement") with Group Intercapital Inc., a Canadian corporation and our principal shareholder ("GIC"), Nuvo Way Inc., a Canadian corporation ("Nuvo"), Heather Baker and the shareholders of Nuvo (the "Nuvo Shareholders"). The Reorganization Agreement principally involved our acquisition of all of Nuvo's issued and outstanding capital stock, making Nuvo a wholly owned subsidiary of ours, in exchange for 5,000,000 shares of our restricted common stock (the "Harmony Common Stock") and the cancellation by GIC of 2,980,000 shares of our common stock owned by it. 1,666,666 shares of the Harmony Common Stock were delivered to the Nuvo Shareholders on April 3, 2002 (the "Closing Date"), the Closing Date under the Reorganization Agreement. 1,666,667 shares of the Harmony Common Stock are to be issued to the Nuvo Shareholders on each of the first and second anniversaries of the Closing Date. On the Closing Date, the Nuvo Shareholders also received an aggregate of 3,333,334 shares of our Series A Preferred Stock. The Series A Preferred Stock is pari passu with our common stock with respect to voting, dividend and liquidation rights and is automatically redeemable in direct proportion to, and at the time of issuance of, the Harmony Common Stock to be issued on the first and second anniversaries of the Closing Date.

         In connection with the Reorganization Agreement, as amended, on April 9, 2002, our executive officers, Henry Yersh and Denis St. Hilaire, resigned and were replaced by Heather Baker and James Klein, designees of the Nuvo Shareholders. Heather Baker was appointed to the positions of president and chief executive officer while James Klein was appointed to the positions of treasurer, secretary and chief financial officer. Effective the Closing Date, our board of directors was increased from two to five members. Heather Baker and James Klein, as designees of the Nuvo Shareholders, were appointed to fill two of the vacancies created thereby effective April 9, 2002. GIC and the Nuvo Shareholders have agreed to use their best efforts to mutually locate and designate a fifth director for appointment to the board of directors. GIC and the Nuvo Shareholders have further agreed to vote their voting shares of our common stock in the future, with respect to all votes taken by us for the election of directors, so as to maintain a board that consists of an equal number of directors designated by GIC and the Nuvo Shareholders.

         The Reorganization Agreement further provides for the establishment of a non-statutory stock option plan, the issuance of 150,00 stock options under the plan (the "Stock Options") to certain persons designated by Nuvo, the registration of the shares underlying the Stock Options on a Form S-8 Registration Statement, the execution of an employment agreement with Heather Baker on terms to be negotiated whereby Ms. Baker will serve as our president and chief executive officer, the issuance of 100,000 shares (the "Baker Shares") of our common stock under the Baker Employment Agreement as a signing bonus, the registration of the Baker Shares on a Form S-8 Registration Statement, and the issuance of 100,000 shares of our restricted common stock to two contractors with whom Nuvo does business. In furtherance of the Reorganization Agreement, subsequent to the Closing Date we changed the name of Nuvo to Vital State Canada Ltd. We are presently taking all necessary steps to change our name to Vital State Inc. We expect to be able to effect the name change in early June 2002.

         Vital State Canada Ltd. is a health supplement and pharmaceutical development company based in Montreal, Canada. It has developed a unique method of orally delivering nutritional supplements to the body, which promotes greater absorption of essential ingredients through its patent pending technology. Vital State Canada Ltd's initial product lines are being developed for the sport, health and fitness, and vitamin markets. For more detailed information respecting the Reorganization Agreement, reference is made to our filing on April 11, 2002 of a Current Report on Form 8-K dated March 27, 2002, which Report is incorporated herein by reference.

         On April 5, 2002 we reached agreement with our independent contractors to discontinue our activities as a direct seller of the Doncaster division of Tanner Companies ("Tanner") clothing line. In connection therewith, we assigned all of our rights under our verbal agreement with Tanner to the contractors who will continue to sell the Doncaster line directly for Tanner. For more detailed information respecting this matter, reference is made to our filing on April 11, 2002 of a Current Report on Form 8-K dated March 27, 2002, which Report is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                         Harmony Trading Corp



Dated: May 20, 2002                      By: /s/James Klein
                                             ---------------------------------
                                                James Klein
                                                Treasurer, Secretary and Chief
                                                Financial Officer