Form 10QSB
period 2002-06-30
VITALSTATE INC
filed 2002-08-14
CIK 1085106

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended: JUNE 30, 2002
                                        ----------------------------------


[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

         For the transition period from _______________ to _______________

                         Commission file number 0-30158


                                VITALSTATE, INC.
              -----------------------------------------------------

                     (Exact name of small business issuer as
                            specified in its charter)


               NEW YORK                                     13-3935933
  --------------------------------------         ------------------------------
        (State or other jurisdiction                     (IRS Employer
      of incorporation or organization)                Identification No.)


                  2191 HAMPTON AVENUE, MONTREAL, QUEBEC H4A 2K5
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (514) 369-4221
              -----------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year If Changed Since
                                  Last Report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ----   ---

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 9,121,336 AS OF AUGUST 12, 2002

         Transitional Small Business Disclosure Format (check one). Yes ______; No X
  -----

                                VITALSTATE, INC.
                                  JUNE 30, 2002
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS
                                                                      PAGE

Special Note Regarding Forward Looking Statements........................3


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.............................................4
Item 2. Plan of Operation...............................................20

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.......................20
Item 4. Submission of Matters to a Vote of Security Holders.............21
Item 5. Other Information...............................................21
Item 6. Exhibits and Reports on Form 8-K................................22

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

         In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS                                                         PAGE
                                                                                       ----

          Balance Sheets as of June 30, 2002 and December 31, 2001........................5

          Consolidated Statement of Shareholders Deficiency for the six months ended June 30, 2002 ........................................................6

          Consolidated Statements of Operations and Comprehensive Income
              for the three and six months ended June 30, 2002, the three months ended June 30, 2001 and the period from inception
              (April 18, 2001)
              to June 30, 2002............................................................8

          Consolidated Statements of Cash Flows for the three and six months ended June 30, 2002, the three months ended June 30,
              2001 and
              the period from inception (April 18, 2001) to June 30, 2002.................9

          Notes to Financial Statements..................................................10


VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


Consolidated Balance Sheet
As At June 30, 2002
(Unaudited)
(Expressed in U.S. Funds)
                                                      June 30,   December 31,
                                                        2002        2001
                                                                  (Audited)
--------------------------------------------------------------------------------
Assets

Current

      Cash                                           $  24,402    $ 426,855
      Sundry receivable                                 44,224       11,121
      Inventories                                      180,723         --
      Deposits                                          11,446        1,676
      Investment tax credits receivable                 80,464         --
--------------------------------------------------------------------------------
                                                       341,259      439,652
Fixed Assets (note 5)                                   86,615       10,656
Goodwill                                                37,230         --
--------------------------------------------------------------------------------
                                                     $ 465,104    $ 450,308
================================================================================
Liabilities

Current

      Accounts payable and accrued liabilities         385,704       27,160
      Loans payable, shareholders (note 6)             200,000      172,652
--------------------------------------------------------------------------------
                                                       585,704      199,812
--------------------------------------------------------------------------------
Loans Payable                                             --        382,830
--------------------------------------------------------------------------------
Commitments (note 7)

Shareholders' Deficiency

Capital Stock (note 8)                                   3,430           64

Additional Paid-In Capital                             684,582         --

Stock Options Outstanding                               99,000         --

Cumulative Foreign Currency Translation Adjustment      (7,816)       5,212

Deficit Accumulated During the Development Stage      (899,796)    (137,610)
--------------------------------------------------------------------------------
                                                      (120,600)    (132,334)
--------------------------------------------------------------------------------
                                                     $ 465,104    $ 450,308
================================================================================
See accompanying notes

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

                                                                                         ACCUMULATED  CUMULATIVE
                                                                                            DEFICIT    FOREIGN
                                  COMMON AND PREFERRED SHARES                   STOCK     DURING THE   CURRENCY       TOTAL
                                                    STATE      ADDITIONAL       OPTIONS   DEVELOPMENT TRANSLATION SHAREHOLDERS'
                                         NUMBER     VALUE    PAID-IN CAPITAL  OUTSTANDING   STAGE      ADJUSTMENT  DEFICIENCY


BALANCE - APRIL 18, 2001
  (DATE OF INCEPTION)                         --    $   --        $       --  $      --   $     --     $     --      $     --

April 18, 2001 issue of common shares      (10,000)       64              --         --         --           --              64

Foreign currency translation adjustment
for the period from April 18, 2001
(inception) to December 31, 2001              --        --                --         --         --          5,212         5,212

Net loss for the period from
  April 18, 2001 (inception) to-
  December 31, 2001                           --        --                --         --     (137,610)        --        (137,610)

------------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001 (AUDITED)       10,000        64              --         --     (137,610)       5,212      (132,334)

March 2002 common share split
  on a 500 to 1 basis                    4,990,000      --                --         --         --           --            --

April 3, 2002 eliminate shares issued
  of legal subsidiary as per reverse
  takeover accounting (note 8)          (5,000,000)     --                --         --         --           --            --

April 3, 2002 use shares issued of
  legal parent as per reverse
  takeover accounting (note 8)           9,380,000      --                --         --         --           --            --

April 3, 2002 delivery and
  cancellation of shares
  (note 8)                              (2,980,000)     --                --         --         --           --            --

April 3, 2002 issue of common shares
   for acquisition (note 8)              1,666,666      --                --         --         --           --            --


VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2002
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

                                                                                                       ACCUMULATED    CUMULATIVE
                                                                                                         DEFICIT       FOREIGN
                                 COMMON AND PREFERRED SHARES                      STOCK    DURING THE    CURRENCY      TOTAL
                                                    STATED    ADDITIONAL         OPTIONS   DEVELOPMENT  TRANSLATION  SHAREHOLDERS'
                                         NUMBER     VALUE    PAID-IN CAPITAL    OUTSTANDING   STAGE      ADJUSTMENT   DEFICIENCY
====================================================================================================================================
April 3, 2002 issue of preferred
 shares                                  3,333,334  $  3,333   $      --     $      --   $     --      $           $     3,333

April 3, 2002 issue of common shares
 for marketing services and royalties      100,000        33        99,967          --         --           --         100,000

April 3, 2002 assignment of
 receivables by the holders
 to the Company as a
 contribution to capital                      --        --         584,615          --         --           --         584,615

June 6, 2002 issue of stock
 options to employees                         --        --            --         99,000        --           --          99,000

Foreign currency translation
 adjustment for the six
 months ended June 30, 2002                   --        --            --            --         --        (13,028)      (13,028)

Net loss for the six month
 period ended June 30, 2002                   --        --            --            --     (762,186)        --        (762,186)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - JUNE 30, 2002                 11,500,000  $  3,430   $   684,582$      99,000 $  (899,796)  $  (7,816)   $  (120,600)
====================================================================================================================================

See accompanying notes

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

                                                                                          FROM INCEPTION
                                              JUNE 30,          JUNE 30,         JUNE 30, (APRIL 18, 2001)
                                                2002              2001            2002           TO
                                              3 MONTHS         3 MONTHS          6 MONTHS   JUNE 30, 2002
====================================================================================================================================
REVENUE                                    $       --       $     --        $      --      $      --
------------------------------------------------------------------------------------------------------------------------------------
EXPENSES

      Research and development                   47,214          16,239          59,409         114,621
      Office and administration                  13,116           6,829          41,965          65,185
      Travel                                     23,337           1,271          37,577          41,900
      Computer and equipment rental                 901             707           2,095           4,498
      Consulting                                   --             4,726            --            16,068
      Donations                                    --                38            --               129
      Insurance                                    --               132            --               448
      Marketing                                  84,280           4,788         155,800         172,079
      Rent                                         (508)          2,157           3,200          10,534
      Salaries                                  127,969            --           166,900         166,900
      Taxes, licenses and royalties              60,240             495          61,524          63,207
      Professional fees                          74,426           2,021         114,139         121,010
      Interest and bank charges                   2,899             727           3,835           6,307
      Amortization and depreciation               8,207             344          16,742          17,910
      Compensation expense                       99,000            --            99,000          99,000

------------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                       (541,081)        (40,474)       (762,186)       (899,796)
Foreign Currency Translation Adjustment         (15,969)          1,533         (13,028)         (7,816)
------------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                       $   (557,050)   $    (38,941)    $  (775,214    $   (907,612)
------------------------------------------------------------------------------------------------------------------------------------
BASIC WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                         11,357,142       5,000,000       8,196,132       6,317,767
------------------------------------------------------------------------------------------------------------------------------------
BASIC LOSS PER COMMON SHARE (note 9)       $      (0.05)   $      (0.01)    $     (0.09)   $      (0.14)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002
(EXPRESSED IN U.S. FUNDS)
(UNAUDITED)

                                                                                  FROM INCEPTION
                                                JUNE 30,     June 30,   JUNE 30,  (APRIL 18, 2001)
                                                  2002         2001       2002           TO
                                                3 MONTHS     3 months   6 MONTHS    JUNE 30, 2002
====================================================================================================================================

FUNDS PROVIDED (USED) -
    OPERATING ACTIVITIES
        Net loss                                (541,081)        (40,474)      (762,186)       (899,796)
        Amortization and depreciation              8,207             344         16,742          17,910
        Compensation expense                      99,000             --          99,000          99,000
        Issue of common shares for marketing
         services and royalties                  100,000             --         100,000         100,000
------------------------------------------------------------------------------------------------------------------------------------
                                                (333,874)        (40,130)      (546,444)       (682,886)
        Changes in non-cash operating elements
         of working capital                       92,256          11,644         54,481          68,844
------------------------------------------------------------------------------------------------------------------------------------
                                                (241,618)        (28,486)      (491,963)       (614,042)
------------------------------------------------------------------------------------------------------------------------------------
    FINANCING ACTIVITIES
        Loans payable, shareholders              289,623         172,652        226,483         399,135
        Loans payable                                --             --             --           382,830
        Issuance of capital stock                  3,333              64          3,333           3,397
------------------------------------------------------------------------------------------------------------------------------------
                                                 292,956         172,716        229,816         785,362
------------------------------------------------------------------------------------------------------------------------------------
    INVESTING ACTIVITIES
        Additions to fixed assets                (43,923)         (3,478)      (127,278)       (139,102)
------------------------------------------------------------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT          (15,969)          1,533        (13,028)         (7,816)
------------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                       (8,554)        142,285       (402,453)         24,402
CASH
    BEGINNING OF PERIOD                           32,956            --          426,855            --
------------------------------------------------------------------------------------------------------------------------------------
    END OF PERIOD                                 24,402         142,285         24,402          24,402
====================================================================================================================================
See accompanying notes

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO
  JUNE 30, 2002
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)



1.    ORGANIZATION AND BASIS OF PRESENTATION

      Vitalstate Canada Ltd. was incorporated in Canada on April 18, 2001, pursuant to the Canada Business Corporations Act. The Company is based in Montreal, Canada and is dedicated to the development, production and sales of superior nutritional supplements. It has identified opportunities to de-commoditize nutritional supplements and render therapeutic ingredients more accessible. In addition, the Company has developed proprietary, patent-pending technology that allows active ingredients to be easier to use, mixed and absorbed more effectively. Although there can be no assurance that the patents will ever be issued, management feels the likelihood of issuance is probable due to the positive test results attained in clinical studies.

      The Company's initial objective is to target health and fitness consumers that demand higher performance and higher quality energy, vitamin, weight-loss and supplement products.

      Although the Company has begun development, there can be no assurance that it will be able to sell, licence, or market its products to third parties to generate sufficient recurring revenues to pay its operating costs and complete the development of its products.

      The Company is a development stage enterprise as defined by Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company has not yet commenced operations. The Company's only activities to date have been its formation and raising capital. Because the Company is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

      Vitalstate, Inc. prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

      The consolidated financial statements include the accounts of Vitalstate Inc. and its legal subsidiary, Vitalstate Canada Ltd. On consolidation, all intercompany transactions and balances have been eliminated.

      The consolidated statements of operations and comprehensive income and cash flows do not present comparative figures for the six months ended June 30, 2001 as the Company only existed as of April 18, 2001 and these figures would be identical to those for the three months ended June 30, 2001.

      The financial statements are expressed in U.S. funds.

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO
  JUNE 30, 2002
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

2.    SIGNIFICANT ACCOUNTING POLICIES

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The consolidated financial statements include estimates based on currently available information and management's judgement as to the outcome of future conditions and circumstances.

      Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions. Every effort is made to ensure the integrity of such estimates.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amounts of cash, sundry receivable, deposits, investment tax credits receivable, accounts payable and accrued liabilities and loans payable, shareholders approximate their fair values because of the short-term nature of these instruments.

      IMPAIRMENT OF LONG-LIVED ASSETS

      Long-lived assets held and used by the Company are reviewed for possible impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to the estimated undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value thereof.

      CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with original maturities of ninety days or less to be cash and cash equivalents. Highly liquid investments are valued at quoted market prices.

      VALUATION OF INVENTORIES

      Inventories are stated at the lower of cost (first-in, first-out method) or market value.
                                       11

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO
  JUNE 30, 2002
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

2.    SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

      AMORTIZATION AND DEPRECIATION

      On the declining balance method -

         Computer hardware                               30%
         Computer software                               30%
         Furniture and fixtures                          20%

      On the straight-line method -

         Leasehold improvements                          over the lease term
         Domain names                                    over 3 years

      INVESTMENT TAX CREDITS

      When a reasonable estimate can be made, refundable investment tax credits relating to qualifying expenditures are accounted for by the cost reduction method, whereby the amount of tax credits are accounted for as a receivable and are applied as a reduction of the cost of the related expenditures. During the six month period ended June 30, 2002, investment tax credits of approximately $14,000 were applied as a reduction of fixed assets and approximately $66,500 were applied as a reduction of research and development expenses.

      GOODWILL

      Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. A goodwill impairment loss is recognized when the carrying amount of a reporting unit exceeds its fair value. On an annual basis, management reviews the carrying amount of goodwill for possible permanent impairment. The goodwill is recorded in accordance with the Statements of Financial Accounting Standards No.141 and No.142.

      YEAR END

      The Company has adopted a year-end of December 31 for financial statement reporting purposes.

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO
  JUNE 30, 2002
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

2.    SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

      FOREIGN CURRENCY TRANSLATION

      The Company reports its financial statements in U.S. dollars. The financial statements are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". Asset and liability accounts are translated at the rate of exchange prevailing at the balance sheet date. Shareholders' equity accounts are translated at the applicable historical rate. Revenue and expense accounts are translated at the average rate of exchange for the period. The cumulative foreign currency translation adjustment is reported as a component of shareholders' equity. The change in the cumulative foreign currency translation adjustment in the period presented is primarily due to fluctuations in the exchange rates between the Company's reporting currency and the Canadian dollar.


3.    GOING CONCERN

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported a net loss of $899,796 from inception (April 18, 2001) to June 30, 2002. As reported on the statement of cash flows, the Company has reported deficient cash flows from operating activities of $614,042 from inception (April 18, 2001). To date, these losses and cash flow deficiencies have been financed principally through loans payable which are partially shareholders loans. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

      Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long-term relationships with other major organizations to develop and distribute its products. Management anticipates generating revenue through the sales of its products during the next year. The major shareholders of the Company have indicated commitment to fund the operations of the Company during the next year until the Company can generate sufficient cash flow from operations to meet current operating expenses and overhead.

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO
  JUNE 30, 2002
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)




4.    BUSINESS ACQUISITION

      Effective April 3, 2002, the Company (formerly Harmony Trading Corp.), a New York corporation, acquired all of the issued and outstanding capital stock of Vitalstate Canada Ltd. (formerly Nuvo Way Inc.), making Vitalstate Canada Ltd. a wholly-owned subsidiary of the Company, in exchange for 5,000,000 shares of the Company's $0.000333 par value restricted common stock. 1,666,666 shares of the Company's common stock were delivered to the shareholders of Vitalstate Canada Ltd. on April 3, 2002 (the "Closing Date"), the closing date under this reorganization agreement. 1,666,667 shares of the Company's common stock are to be issued to the shareholders of Vitalstate Canada Ltd. on each of the first and second anniversaries of the Closing Date. On the Closing Date, the shareholders of Vitalstate Canada Ltd. also purchased an aggregate of 3,333,334 shares of Series A Preferred Stock. The Series A Preferred Stock rank pari passu with the common stock with respect to voting, dividend and liquidation rights and is automatically redeemable in direct proportion to, and at the time of issuance of, the Company's common stock to be issued on the first and second anniversaries of the Closing Date.

      This business acquisition is accounted for using the reverse takeover accounting principles as follows:

      i) the consolidated financial statements of the combined entities are issued under the name of the legal parent (Vitalstate, Inc.) but are considered a continuation of the financial statements of the legal subsidiary (Vitalstate Canada Ltd.);

     ii) as Vitalstate Canada Ltd. is deemed to be the acquirer, its assets and liabilities are included in the consolidated financial statements at their historical carrying value in the accounts of Vitalstate Canada Ltd. As a result, the comparative figures shown are those of Vitalstate Canada Ltd.;

    iii) Vitalstate, Inc. is deemed to be acquired by Vitalstate Canada Ltd. for a consideration of $1 and this is ascribed to the 9,380,000 outstanding common shares prior to the acquisition;

     iv) the number of shares outstanding for the periods prior to the reverse takeover is deemed to be the number of shares issued by Vitalstate, Inc. to conclude the business acquisition.

      The accounting for the business combination can be summarized as follows:

--------------------------------------------------------------------------------
      Deemed consideration                                     $         1
      Assigned value of the net assets, consisting
         primarily of accounts payable, of Vitalstate, Inc.        (37,229)
--------------------------------------------------------------------------------
      Excess of deemed consideration over the tangible net
         assets - allocated to goodwill                        $    37,230
================================================================================

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO
  JUNE 30, 2002
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

4.    BUSINESS ACQUISITION (CONT'D)

      In connection with this business acquisition, the following transactions also occurred on April 3, 2002:

     i) Group Intercapital Inc., a Canadian corporation, delivered 2,980,000 of the 5,205,000 common shares of the Company owned by it to the Company for cancellation;

     ii) Holders of receivables form Vitalstate Canada Ltd. assigned these receivables, totalling $584,615, to the Company which treated the assignment as a contribution to capital;

     iii)The Company issued 100,000 common shares in settlement of marketing services totalling $40,000 and royalties totalling $60,000.


5.    FIXED ASSETS

                                                                          JUNE 30,        December 31,
                                                                            2002              2001
                                                        Accumulated     NET CARRYING      Net Carrying
                                         Cost          Amortization        AMOUNT             Amount
                                                     and Depreciation                        (Audited)
---------------------------------------------------------------------------------------------------------
      Computer hardware              $     29,496      $      5,109     $     24,387      $      2,497
      Computer software                    34,356             5,594           28,762           -
      Furniture and fixtures               13,716             1,957           11,759             2,400
      Leasehold improvements               24,734             5,202           19,532             5,696
      Domain names                          2,900               725            2,175                63
---------------------------------------------------------------------------------------------------------
                                     $    105,202      $     18,587     $     86,615      $     10,656
---------------------------------------------------------------------------------------------------------

6.    LOANS PAYABLE, SHAREHOLDERS

      The loans payable, shareholders are non-interest bearing and are to be repaid before December 31, 2002.

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO
  JUNE 30, 2002
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

7.    COMMITMENTS

      The minimum rental, exclusive of occupancy charges, payable under the lease for the Company's premises, based on a calendar year, is as follows:

      2002                                                          $    8,800
      2003                                                               9,400
      2004                                                               3,100

      Under the terms of a license agreement, the Company has agreed to pay an annual license fee of approximately $1,600 for the term of the agreement which terminates in November, 2018.


8.    CAPITAL STOCK

                                                                            JUNE 30,        December 31,
                                                                              2002              2001
                                                                                              (Audited)
-----------------------------------------------------------------------------------------------------------

      Authorized -

           1,666,666  preferred shares of $0.001 par value
           3,333,334  redeemable (at the par value), voting Series A
                      preferred shares of $0.001 par value, ranking pari passu with the common shares
         200,000,000  common shares of $0.000333 par value

      Issued and outstanding -

           3,333,334  (December 31, 2001 - Nil) Series A preferred shares  $    3,333        $       -
           8,166,666  (December 31, 2001 - 9,330,000) common shares                97                64
-----------------------------------------------------------------------------------------------------------
                                                                           $    3,430        $       64
===========================================================================================================

      On April 3, 2002, the Company issued 1,666,666 common shares in exchange for 5,000,000 common shares of Vitalstate Canada Ltd. as described in note 4.

      On April 3, 2002, the Company issued 3,333,334 Series A preferred shares at a price of $0.001 per share as described in note 4.

      On April 3,2002, the Company received for cancellation 2,980,000 common shares as described in note 4.

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO
  JUNE 30, 2002
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

8.    CAPITAL STOCK (CONT'D)

      On April 3, 2002, the Company issued 100,000 common shares in settlement of marketing services totalling $40,000 and royalties totalling $60,000 as described in note 4. The Company's share value at that date was trading on the OTC Bulletin Board at $1.15 per share. The transaction for marketing services was at arm's length with third parties and the transaction for royalties was with a shareholder.

      The legal paid-up capital of the Company differs from the recorded value due to the application of reverse takeover accounting.

      STOCK OPTION PLAN

      By virtue of a stock option plan, the Company may grant options to employees, non-employee directors, consultants and advisors of the Company or any subsidiary company to purchase common shares. In the case of consultants and advisors of the Company, options are only granted if bona fide services have been or are to be rendered by such consultant or advisor and such services are not in connection with the offer of sale of securities in a capital raising transaction. The maximum number of common shares which may be issued pursuant to the stock option plan shall not exceed 1,150,000 shares. The option price shall be determined by the Board of Directors of the Company or by a committee chosen by the Board of Directors at the time of the grant of the options. The term and vesting period of the options granted shall be determined by the Board of Directors or by its chosen committee.

      On June 6, 2002, the Company granted options to 7 employees to purchase up to 150,000 common shares, in aggregate, of the Company. The exercise price of the options is $0.37 per common share, the expiration date of the options is 5 years from the date of grant and the options vest 50% on the grant date, 25% on July 3, 2002 and 25% on August 3, 2002.

      As at June 30, ,2002, 150,000 (December 31, 2001 - Nil) options were outstanding, of that amount, 75,000 were exercisable. The expiry date of the options is June 6, 2007 and the option price is $0.37 per common share

      The number of options has varied as follows:

                                                                 Weighted
                                                                  Average
                                                Shares        Exercise Price
--------------------------------------------------------------------------------
      Balance outstanding - January 1, 2002        -           $    -
      Granted                                     150,000             0.37
      Balance outstanding - June 30, 2002         150,000             0.37
      Balance exercisable - June 30, 2002          75,000             0.37

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO
  JUNE 30, 2002
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)


9.    LOSS PER SHARE

      Basic loss per share is calculated based on the weighted average number of shares outstanding during the period. The fully diluted loss per share has not been calculated, as it would be anti-dilutive.


10. INCOME TAXES

      The Company did not provide any current or future United States federal, state or foreign income tax provision or benefit for the periods presented because it has experienced operating losses since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carry forwards, because of uncertainty regarding its ability to be realized.

      As at June 30, 2002, there was a tax loss of approximately $670,000 that may be applied against earnings of future years, not later than 2008. The possible income tax benefit of this loss is not recognized in the accounts.


11. CHANGE OF NAME

     On June 5, 2002, the Company changed its name from Harmony Trading Corp. to Vitalstate, Inc.


12. SUPPLEMENTARY INFORMATION

      STOCK-BASED COMPENSATION

      Pro-forma information regarding net earnings and earnings per share is required by Statement of Financial Accounting Standards No. 123 ("FAS 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options and rights was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for each respective year; risk-free interest rates of 4.19%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 202% and a weighted average expected life of the option of 5 years for employee stock options.

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO
  JUNE 30, 2002
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

12. SUPPLEMENTARY INFORMATION (CONT'D)

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's options and rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees' stock options and rights.

      The exercise price of all options is $0.37 which is below the market price of $1.25 on the date of grant.

      For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information follows:

                                                                                FROM INCEPTION
                                        JUNE 30,      June 30,      JUNE 30,    (APRIL 18, 2001)
                                          2002          2001          2002             TO
                                        3 MONTHS      3 months      6 MONTHS      JUNE 30, 2002
-------------------------------------------------------------------------------------------------
      Pro-forma net
        loss                     $    (581,121)      $(40,474)    $(802,226)     $(939,836)
-------------------------------------------------------------------------------------------------
      Pro-forma basic
        loss
        per share                 $     (0.05)         $(0.01)       $(0.10)        $(0.15)
-------------------------------------------------------------------------------------------------


ITEM 2.  PLAN OF OPERATION

         We are a development stage company. We have not achieved any revenues or product sales to date. Production of our first commercial products which are nutritional supplements is expected to occur in or about October 2002. We expect to start selling our products during the latter part of the fourth quarter of 2002 on a limited basis. In connection therewith, we are presently preparing marketing and sales materials, and packaging and advertising programs. Additionally, systems are being put in place for the purpose of allowing us to successfully process orders as they arrive.

         We have principally funded our operations to date through private placements of our securities. It is our intention to raise additional funds during the next twelve months through additional private placements or through institutional funding.

         We intend to continue our investment in research and development over the next twelve months, and plan to develop products in the following categories:

         1. Sports supplements
         2. Energy bars and drinks
         3. Weight management products
         4. Vitamins and minerals
         5. Pharmaceutical products

Research and development is expected to continue to constitute a major portion of our activities during the next twelve months. As we expand our technology to new products, additional work will be required to insure that our products perform as intended.

         We presently have no plans regarding purchases of plant or significant equipment.

         We currently employ twelve people. Subject to our rate of growth, we expect to hire approximately ten additional employees within the next six months and an additional five to ten employees during the following six month period.


                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 29, 2002 an aggregate of 1,666,666 shares of our restricted common stock and an aggregate of 3,333,334 shares of our Series A Preferred Stock were issued to 7 persons in connection with our acquisition of all of the outstanding shares of Nuvo Way Inc. pursuant to the March 27, 2002 Reorganization Agreement (the "Reorganization Agreement") among us, Nuvo Way Inc., Group Intercapital Inc., Heather Baker and the shareholders of Nuvo Way Inc. On the same date 40,000 and 60,000 shares of our restricted common stock were issued to 2 persons in consideration of $40,000 in marketing services and $60,000 in royalty payments, respectively.

         On June 6, 2002 we issued an aggregate of 150,000 stock options to 7 persons pursuant to the Vitalstate Inc. 2002 Non Statutory Stock Option Plan. The issuance of the stock options was provided for in the Reorganization Agreement. Each option is exercisable for the purchase of 1 share of our common stock during a period of 5 years from the date of grant at an exercise price of approximately $.37 per share.

         All of the foregoing securities issuances were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 12, 2002, holders of 6,141,668 of our then outstanding voting shares, constituting approximately 53.4% of our outstanding voting shares, consented in writing to amend our Certificate of Incorporation to change our name to Vitalstate, Inc.

ITEM 5.  OTHER INFORMATION

         On March 27, 2002 we entered into a Reorganization Agreement (the "Reorganization Agreement") with Group Intercapital Inc., a Canadian corporation and our principal shareholder ("GIC"), Nuvo Way Inc., a Canadian corporation ("Nuvo"), Heather Baker and the shareholders of Nuvo (the "Nuvo Shareholders"). The Reorganization Agreement principally involved our acquisition of all of Nuvo's issued and outstanding capital stock, making Nuvo a wholly owned subsidiary of ours, in exchange for 5,000,000 shares of our restricted common stock (the "Vitalstate Common Stock") and the cancellation by GIC of 2,980,000 shares of our common stock owned by it. 1,666,666 shares of the Vitalstate Common Stock were delivered to the Nuvo Shareholders on April 3, 2002 (the "Closing Date"), the Closing Date under the Reorganization Agreement. 1,666,667 shares of the Vitalstate Common Stock are to be issued to the Nuvo Shareholders on each of the first and second anniversaries of the Closing Date. On the Closing Date, the Nuvo Shareholders also received an aggregate of 3,333,334 shares of our Series A Preferred Stock. The Series A Preferred Stock is pari passu with our common stock with respect to voting, dividend and liquidation rights and is automatically redeemable in direct proportion to, and at the time of issuance of, the Vitalstate Common Stock to be issued on the first and second anniversaries of the Closing Date.

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

         The Reorganization Agreement further provided for the establishment of a non-statutory stock option plan, the issuance of 150,00 stock options under the plan (the "Stock Options") to certain persons designated by Nuvo, the registration of the shares underlying the Stock Options on a Form S-8 Registration Statement, the execution of an employment agreement with Heather Baker on terms to be negotiated whereby Ms. Baker will serve as our president and chief executive officer, the issuance of 100,000 shares (the "Baker Shares") of our common stock under the Baker Employment Agreement as a signing bonus, the registration of the Baker Shares on a Form S-8 Registration Statement, and the issuance of 100,000 shares of our restricted common stock to two contractors with whom Nuvo does business. In furtherance of the Reorganization Agreement, subsequent to the Closing Date we changed the name of Nuvo to Vitalstate Canada Ltd. and changed our name to Vitalstate, Inc.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             None.


         (b) Reports on Form 8-K

             (i) During the period covered by this Report, on April 11, 2002 we filed a Current Report on Form 8K dated March 27, 2002 Item 2 thereof disclosed the March 27, 2002 Reorganization Agreement among us, Nuvo Way Inc. (now know as Vitalstate Canada Ltd.) Group Intercapital Inc., Heather Baker and the shareholders of Nuvo Way Inc. Item 5 thereof disclosed the discontinuation of our activities as a direct seller of the Doncaster division of Tanner Companies clothing line.

             (ii) During the period covered by this Report, on May 23, 2002, we filed a Current Report on Form 8K dated May 16, 2002. Item 4 thereof disclosed a change in our independent certifying accountant. This Current Report was amended on May 28, 2002 through a filing on Form 8K/A.

             (iii) During the period covered by this Report, on June 10, 2002, we filed an amended Current Report on Form 8K/A dated March 27, 2002. Item 7 thereof contained audited and proforma financial statements respecting Nuvo Way Inc (presently known as Vitalstate

Canada Ltd.), a company acquired by us pursuant to the March 27, 2002 Reorganization Agreement among us, Nuvo Way Inc., Group Intercapital Inc., Heather Baker and the shareholders of Nuvo Way Inc.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 Vitalstate, Inc.


Dated:  August 14, 2002          By:  /S/ JAMES KLEIN
                                      --------------------------------------
                                      James Klein
                                      Treasurer, Secretary & Chief Financial
                                      Officer

         The undersigned, the Chief Accounting Officer and Chief Executive Officer of the Registrant, certify that this Report complies with all of the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


Dated:  August 14, 2002          By:  /S/ JAMES KLEIN
                                      --------------------------------------
                                      James Klein, Chief Accounting Officer


                                 By:  /S/ HEATHER BAKER
                                      --------------------------------------
                                      Heather Baker, Chief Executive Officer