Form 10QSB
period 2002-09-30
VITALSTATE INC
filed 2002-11-13
CIK 1085106

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

(Mark  One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For  the  quarterly  period  ended:     SEPTEMBER  30,  2002
                                               ---------------------------

     [ ]   TRANSITION  REPORT  UNDER  SECTION  13  OR  15(D)  OF  THE
           EXCHANGE  ACT

          For  the  transition  period  from  _______________ to _______________

                         Commission file number 0-30158


                                VITALSTATE, INC.
                  ----------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


            NEW  YORK                                        13-3935933
   -----------------------------------               ------------------------
   (State  or  other  jurisdiction                     (IRS  Employer
   of  incorporation  or  organization)               Identification  No.)


                  2191 HAMPTON AVENUE, MONTREAL, QUEBEC H4A 2K5
        ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (514) 369-4221
                     ----------------------------------------
                           (Issuer's telephone number)

           --------------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year
                              If Changed Since Last Report)

     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements
for  the  past  90  days.       Yes        X          No
                              --------             ---------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
8,429,793  as of November  11,  2002
-------------------------------------

     Transitional  Small  Business Disclosure Format (check one). Yes   ; No  X
                                                                     ---     ---

                                VITALSTATE, INC.
                               SEPTEMBER 30, 2002
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

Special  Note  Regarding  Forward  Looking  Statements   . . . . . . . . .    3


                         PART I - FINANCIAL INFORMATION

Item  1.     Financial  Statements   . . . . . . . . . . . . . . . . . . .    4
Item  2.     Plan  of  Operation     . . . . . . . . . . . . . . . . . . .   14
Item  3      Controls  and  Procedures . . . . . . . . . . . . . . . . . .   14

                           PART II - OTHER INFORMATION

Item  2.     Changes  in  Securities  and  Use  of  Proceeds . . . . . . .   15
Item  5      Other  Information  . . . . . . . . . . . . . . . . . . . . .   15
Item  6.     Exhibits  and  Reports  on  Form  8-K   . . . . . . . . . . .   15

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2002 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS                                          PAGE
                                                                            ----

Balance Sheets as of September 30, 2002 and December 31, 2001   . . . . . .  5

Consolidated Statement of Shareholders' Deficiency for the nine months ended September 30, 2002 . . . . . . . . . . . . . . . . . . . . . . . .  6

Consolidated Statements of Operations and Comprehensive Income for
   the three and nine months ended September 30, 2002, the three months ended September 30, 2001 and the period from inception
  (April 18, 2001) to September 30, 2002 and September 30, 2001   . . . . .  8

Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2002, the three months ended September 30, 2001 and the period from inception (April 18, 2001) to September 30, 2002
  and September 30, 2001  . . . . . . . . . . . . . . . . . . . . . . . . .   9

Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . .  10

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED  BALANCE  SHEET
AS  AT  SEPTEMBER  30,  2002
(UNAUDITED)
(EXPRESSED  IN  U.S.  FUNDS)
                                                   SEPTEMBER  30, December  31,
                                                        2002         2001
                                                                   (Audited)
--------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                               $    25,753   $ 426,855
  Sundry receivable                                       33,836      11,121
  Inventories                                            172,638           -
  Prepaid expenses and deposits                           20,416       1,676
  Investment tax credits receivable                       99,546           -
--------------------------------------------------------------------------------
                                                         352,189     439,652
FIXED ASSETS                                             108,800      10,656
GOODWILL                                                  37,230           -
--------------------------------------------------------------------------------
                                                     $   498,219   $ 450,308
--------------------------------------------------------------------------------
LIABILITIES
CURRENT
  Accounts payable and accrued liabilities               250,634      27,160
  Loans payable, shareholders                             75,000     172,652
--------------------------------------------------------------------------------
                                                         325,634     199,812
--------------------------------------------------------------------------------
LOANS PAYABLE                                            600,322     382,830
--------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIENCY

CAPITAL STOCK (note 3)                                     3,498          64

ADDITIONAL PAID-IN CAPITAL                               808,264           -

STOCK OPTIONS OUTSTANDING                                118,800           -

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT       (14,543)      5,212

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE      (1,343,756)   (137,610)
--------------------------------------------------------------------------------
                                                        (427,737)   (132,334)
--------------------------------------------------------------------------------
                                                     $   498,219   $ 450,308
--------------------------------------------------------------------------------
See accompanying notes


VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  DEFICIENCY
FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2002
(UNAUDITED)
(EXPRESSED  IN  U.S.  FUNDS)

                                                                                            ACCUMULATED CUMULATIVE
                                                                                              DEFICIT     FOREIGN
                                     COMMON AND PREFERRED SHARES                  STOCK     DURING THE    CURRENCY      TOTAL
                                                         STATED   ADDITIONAL     OPTIONS    DEVELOPMENT  TRANSLATION  SHAREHOLDERS'
                                             NUMBER     VALUE   PAID-IN CAPITAL  OUTSTANDING   STAGE      ADJUSTMENT    DEFICIENY
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE - APRIL 18, 2001
(DATE OF INCEPTION)                               -   $    -      $       -     $       -     $     -    $    -        $    -
April 18, 2001 issue of common shares        10,000       64              -             -           -         -            64

Foreign currency translation adjustment
 for the period April 18, 2001 (inception)
 to December 31, 2001                             -        -              -             -           -       5,212       5,212

Net loss for the period
 April 18, 2001 (inception) to
 December 31, 2001                                -        -              -             -    (137,610)        -      (137,610)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001 (AUDITED)        10,000       64              -             -    (137,610)      5,212    (132,334)
March 2002 common share split
  on a 500 to 1 basis                     4,990,000        -              -             -           -         -             -

April 3, 2002 eliminate shares issued
 of legal subsidiary as per reverse
 takeover accounting                    (5,000,000)        -              -             -           -         -             -

April 3, 2002 use shares issued of
 Legal parent as per reverse takeover
 accounting                              9,380,000         -              -             -           -         -             -

April 3, 2002 delivery and cancellation
  of shares                             (2,980,000)        -              -             -           -         -             -

April 3, 2002 issue of common shares for
  acquisition                            1,666,666         -              -             -           -         -             -

April 3, 2002 issue of preferred shares  3,333,334     3,333              -             -           -         -         3,333

April 3, 2002 issue of common shares for
  marketing services and royalties         100,000        33         99,967             -           -         -       100,000





VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  DEFICIENCY
FOR  THE  NINE  MONTHS  ENDED  SEPTEMBER  30,  2002
(UNAUDITED)
(EXPRESSED  IN  U.S.  FUNDS)


                                                                                             ACCUMULATED CUMULATIVE
                                                                                              DEFICIT     FOREIGN
                                    COMMON  AND PREFERRED SHARES                  STOCK      DURING  THE  CURRENCY       TOTAL
                                                         STATED   ADDITIONAL      OPTIONS    DEVELOPMENT TRANSLATION  SHAREHOLDERS'
                                               NUMBER    VALUE   PAID-IN CAPITAL OUTSTANDING   STAGE      ADJUSTMENT  DEFICIENCY
----------------------------------------------------------------------------------------------------------------------------------

April 3, 2002 assignment of receivables by the
 holders to the Company as a contribution to
 capital                                         -      $    -     $  584,615    $        -   $      -  $     -   $  584,615

June 6, 2002 to August 3, 2002 issue and vesting
 of stock options to employees
                                                 -           -              -       132,000          -        -      132,000
July 25, 2002 stock options exercised
  (note 3)                                  15,000           5         18,745       (13,200)         -        -        5,550

August 7, 2002 issue of common shares for
  marketing services
 (note 3)                                   40,000          13         29,987             -          -        -       30,000

September 11, 2002 issue of common
  shares for legal services
 (note 3)                                  150,000          50         74,950             -          -        -       75,000

Foreign currency translation adjustment
  for the nine months ended
  September 30, 2002                             -           -              -             -          -    (19,755)   (19,755)

Net loss for the nine months ended
  September 30, 2002                             -           -              -             - (1,206,146)       -   (1,206,146)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE - SEPTEMBER 30, 2002            11,705,000      $3,498      $ 808,264     $ 118,800 $(1,343,756) $ (14,543) $(427,727)
===================================================================================================================================

See accompanying notes


                                        7


VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED  STATEMENT  OF  OPERATIONS  AND  COMPREHENSIVE  INCOME
FOR  THE  THREE  AND  NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002
(UNAUDITED)
(EXPRESSED  IN  U.S.  FUNDS)
                                                                                          FROM  INCEPTION     FROM  INCEPTION
                                         SEPTEMBER 30, SEPTEMBER 30,      SEPTEMBER 30,  (APRIL  18,  2001)  (APRIL  18,  2001)
                                             2002         2001               2002                TO                TO
                                          3 MONTHS      3 MONTHS            9 MONTHS     SEPTEMBER 30, 2001  SEPTEMBER 30, 2002
--------------------------------------------------------------------------------------------------------------------------------
REVENUE                                   $    -        -             $              -    $               -              -
--------------------------------------------------------------------------------------------------------------------------------
EXPENSES
Research and development                       71,773       19,487               131,182             35,725       186,394
Office and administration                      17,837        8,195                59,802             15,025        83,022
Travel                                         26,428        1,526                64,005              2,797        68,328
Computer and equipment rental                     672          848                 2,767              1,555         5,170
Consulting                                     19,313        5,671                19,313             10,397        35,381
Donations                                           -           46                     -                 83           129
Insurance                                       4,510          158                 4,510                290         4,958
Marketing                                     118,889        5,746               274,689             10,533       290,968
Rent                                            1,402        2,588                 4,602              4,746        11,936
Salaries                                       98,418            -               265,318                  -       265,318
Taxes, licenses and royalties                     713          594                62,237              1,089        63,920
Professional fees                              40,572        2,425               154,711              4,446       161,582
Interest and bank charges                       1,100          872                 4,935              1,600         7,407
Amortization and depreciation                   9,333          412                26,075                756        27,243
Compensation expense                           33,000            -               132,000                  -       132,000
--------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                     (443,960)     (48,568)           (1,206,146)              (89,042)   (1,343,756)
Foreign currency translation adjustment        (6,727)       1,840               (19,755)                3,372       (14,543)
--------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                      $  (450,687)  $  (46,728)  $        (1,225,901)  $           (85,670)  $(1,358,299)
================================================================================================================================
BASIC WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                       11,567,609    5,000,000             9,332,308             5,000,000     7,227,345
--------------------------------------------------------------------------------------------------------------------------------
BASIC LOSS PER COMMON SHARE (note 4)      $     (0.04)  $    (0.01)  $             (0.13)  $             (0.02)  $     (0.19)
================================================================================================================================
See accompanying notes

                                        8


VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
FOR  THE  THREE  AND  NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002
(EXPRESSED  IN  U.S.  FUNDS)
(UNAUDITED)

                                                                                          FROM  INCEPTION     FROM  INCEPTION
                                         SEPTEMBER 30, SEPTEMBER 30,      SEPTEMBER 30,  (APRIL  18,  2001)  (APRIL  18,  2001)
                                             2002         2001               2002                TO                TO
                                          3 MONTHS      3 MONTHS            9 MONTHS     SEPTEMBER 30, 2001  SEPTEMBER 30, 2002
---------------------------------------------------------------------------------------------------------------------------------
FUNDS PROVIDED (USED) -
OPERATING ACTIVITIES
Net loss                                 $(443,960)  $ (48,568)  $        (1,206,146)  $           (89,042)  $(1,343,756)
Amortization and depreciation                9,333         412                26,075                   756        27,243
Compensation expense                        33,000           -               132,000                     -       132,000
Issue of common shares for marketing
  services, royalties and legal fees       105,000           -               205,000                     -       205,000
----------------------------------------------------------------------------------------------------------------------------------
                                          (296,627)    (48,156)             (843,071)              (88,286)     (979,513)
Changes in non-cash operating elements
of working capital                        (144,649)     17,465               (90,165)               29,110       (75,805)
----------------------------------------------------------------------------------------------------------------------------------
                                          (441,276)    (30,691)             (933,236)              (59,176)   (1,055,318)
----------------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Loans payable, shareholders                 75,000           -               101,483               172,652       274,135
Loans payable                              400,322     382,830               600,322               382,830       983,152
Issuance of capital stock                    5,550           -                 8,883                    64         8,947
----------------------------------------------------------------------------------------------------------------------------------
                                           480,872     382,830               710,688               555,546     1,266,234
----------------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to fixed assets                  (31,518)     (4,173)             (158,799)               (7,651)     (170,620)
----------------------------------------------------------------------------------------------------------------------------------
FOREIGN CURRENCY TRANSLATION ADJUSTMENT     (6,727)      1,840               (19,755)                3,372       (14,543)
----------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                  1,351     349,806              (401,102)              492,091        25,753
CASH
BEGINNING OF PERIOD                         24,402     142,285               426,855                     -             -
----------------------------------------------------------------------------------------------------------------------------------
END OF PERIOD                            $  25,753   $ 492,091   $            25,753   $           492,091   $    25,753
==================================================================================================================================
See accompanying notes

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)


NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
FROM  INCEPTION  (APRIL  18,  2001)  TO
     SEPTEMBER  30,  2002
(UNAUDITED)
(EXPRESSED  IN  U.S.  FUNDS)

1.   FINANCIAL STATEMENTS PRESENTATION
     These interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, using the same accounting policies and methods of computation as were used for the consolidated financial statements for the quarter ended June 30, 2002.

     These interim consolidated financial statements do not include all the disclosures required by accounting principles generally accepted in the United States in annual financial statements and accordingly, should be read in conjunction with the consolidated financial statements for the quarter ended June 30, 2002. In addition, they should be read in conjunction with the audited financial statements of Nuvo Way Inc. for the period ended December 31, 2001.

2.   GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported a net loss of $1,343,756 from inception (April 18, 2001) to September 30, 2002. As reported on the statement of cash flows, the Company has reported deficient cash flows from operating activities of $1,055,318 from inception (April 18, 2001) to September 30, 2002. To date, these losses and cash flow deficiencies have been financed principally through loans payable which are partially shareholders loans. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

3.   CAPITAL STOCK


                                                           SEPTEMBER  30, December 31,
                                                                 2002        2001
                                                                          (Audited)
--------------------------------------------------------------------------------------

Authorized

  1,666,666    preferred shares of $0.001 par value
  3,333,334    redeemable (at the par value), voting Series A
               preferred shares of $0.001 par value, ranking pari
               passu with the comm

200,000,000    common shares of $0.000333 par value


Issued and outstanding

3,333,334      (December 31, 2001 - Nil) Series A preferred shares  $3,333  $ -
8,371,666      (December 31, 2001 - 9,330,000) common shares           165   64
-------------------------------------------------------------------------------------
                                                                    $3;498  $64
=====================================================================================


VITALSTATE,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
FROM  INCEPTION  (APRIL  18,  2001)  TO
   SEPTEMBER  30,  2002
(UNAUDITED)
(EXPRESSED  IN  U.S.  FUNDS)


3.   CAPITAL STOCK (CONT'D)

     On July 25, 2002, the Company issued 15,000 shares as part of the stock-based compensation plan.

     On August 7, 2002, the Company issued 40,000 shares in settlement of marketing services. The Company's shares at that date were trading on the OTC Bulletin Board at $0.75 per share.

     On September 11, 2002, the Company issued 150,000 shares in settlement of legal services. The Company's shares at that date were trading on the OTC Bulletin Board at $0.50 per share.

     The legal paid-up capital of the Company differs from the recorded value due to the application of reverse takeover accounting on April 3, 2002.

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

     On June 6, 2002, the Company granted options to seven employees to purchase up to 150,000 common shares, in aggregate, of the Company. As at September 30, 2002, 135,000 (December 31, 2001 - Nil) options were outstanding and were exercisable. The expiration date of the options is June 6, 2007 and the option price is $0.37 per common share

     The  number  of  options  has  varies  as  follows:

                                                                    Weighted
                                                                     Average
                                                      Shares     Exercise  Price
--------------------------------------------------------------------------------
Balance  outstanding  -  January  1,  2002              -          $          -
Granted                                               150,000              0.37
Exercised                                             15,000               0.37
Balance  outstanding  -  September  30, 2002          135,000              0.37
Balance  exercisable  -  September  30, 2002          135,000              0.37

VITALSTATE,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
FROM  INCEPTION  (APRIL  18,  2001)  TO
   SEPTEMBER  30,  2002
(UNAUDITED)
(EXPRESSED  IN  U.S.  FUNDS)

4.   LOSS PER SHARE

     Basic loss per share is calculated based on the weighted average number of shares outstanding during the period. The fully diluted loss per share has not been calculated as it would be anti-dilutive.

5.   SUPPLEMENTARY INFORMATION

     STOCK-BASED  COMPENSATION

     Pro-forma information regarding net earnings and earnings per share is required by Statement of Financial Accounting Standards No. 123 ("FAS 123"), and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options and rights was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions for each respective year; a risk-free interest rate of 4.19%; a dividend yield of 0%; a volatility factor of the expected market price of the Company's common stock of 202% and a weighted average expected life of the option of 5 years for employee stock options.

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

     The exercise price of all options outstanding is $0.37 which is below the market price of $1.25 on the date of grant.

     For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro-forma information follows:

                                                                  FROM  INCEPTION  FROM  INCEPTION
                  SEPTEMBER  30, SEPTEMBER  30,     SEPTEMBER 30,(APRIL 18, 2001) (APRIL 18, 2001)
                      2002         2001                2002               TO              TO
                      3 MONTHS   3 MONTHS            9 MONTHS    SEPTEMBER 30,2002  SEPTEMBER 30, 2002
-------------------------------------------------------------------------------------------------------
Pro-forma net
  loss            $(457,307)  $ (48,568)         $ (1,259,533)  $           (89,042)  $(1,397,143)
-------------------------------------------------------------------------------------------------------
Pro-forma basic
  loss per share  $   (0.04)  $    0.01          $       0.13   $              0.02   $      0.19
-------------------------------------------------------------------------------------------------------

                                       12

VITALSTATE,  INC.
(A  COMPANY  IN  THE  DEVELOPMENT  STAGE)

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
FROM  INCEPTION  (APRIL  18,  2001)  TO
     SEPTEMBER  30,  2002
(UNAUDITED)
(EXPRESSED  IN  U.S.  FUNDS)

6.   SUBSEQUENT EVENTS

     Subsequent to September 30, 2002, the Company announced that it has completed a Private Placement of $900,000. The Company has issued 1,800,000 units at a price of $0.50 each. Each Unit is comprised of one Common Share and one Share Purchase Warrant. Each Share Purchase Warrant entitles the holder to purchase one common share at a price of $0.50, for a maximum period of 2 years. As part of the Private Placement, the $75,000 of loans payable, shareholders and $515,000 of the loans payable as at September 30, 2002 will be converted to 1,180,000 units.

     On October 10, 2002 the Company amended its Stock Option Plan to increase the maximum number of common shares which may be issued pursuant to the Plan to 2,250,000 and granted options to twenty-three employees, non-employee directors, advisory board members and consultants to purchase up to 2,085,000 common shares, in aggregate, at an exercise price of $0.69 per common share.

ITEM  2.  PLAN  OF  OPERATION

     We are a development stage company. We have not achieved any revenues or product sales to date. Production of our first commercial products which are nutritional supplements is expected to occur in or about January 2003. We expect to start selling our products in or about March 2003 on a limited basis. In connection therewith, we are presently preparing marketing and sales materials, and packaging and advertising programs. Additionally, systems are being put in place for the purpose of allowing us to successfully process orders as they arrive.

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

     We currently employ twelve people. Subject to our rate of growth, we expect to hire approximately three additional employees within the next three months and an additional three to ten employees during the following twelve-month period.

ITEM  3.  CONTROLS  AND  PROCEDURES

     Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

                           PART II - OTHER INFORMATION

ITEM  2.          CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     In August 2002 we issued 40,000 shares of our restricted common stock in consideration of marketing services. At the time of issuance our common stock was trading on the OTC Bulletin Board at a price of approximately $.75 per share. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

     No other restricted equity securities were sold by us during the period covered by this Report.

ITEM  5.          OTHER  INFORMATION

     Subsequent to the period covered by this report, effective October 10, 2002 the Vitalstate, Inc. 2002 Nonstatutory Stock Option Plan (the "Plan") was amended to increase the maximum number of shares which may be issued pursuant to options granted under the Plan from 1,150,000 to 2,250,000. All other terms of the Plan continue with full force and affect. In connection with the amendment, on October 10, 2002 we issued an aggregate of 2,085,000 5 year options under the Plan to 23 persons at an exercise price of $.69 per share which was the closing price for our stock as quoted on the OTC Bulletin Board on October 10, 2002. Option recipients included (i) employees, including executive officers and directors; (ii) non-employee directors; (iii) scientific advisory board members and (iv) consultants. 125,000 of these options vested upon issuance. The balance of the options vest 25% every six months with the initial 25% vesting taking place on April 10, 2003.

     Subsequent to the period covered by this Report, in October 2002, we commenced and completed a private placement of 1,800,000 units at a price of $.50 per unit or $900,000 on an aggregate basis. The private placement proceeds included an aggregate of $590,000 which, at September 30, 2002, appeared on our balance sheet as loans payable ($515,000) or loans payable, shareholders ($75,000). In October 2002 these loans were cancelled with the proceeds being utilized to purchase units in the private placement. Each unit consists of one share (the "Unit Shares") of common stock and one common stock purchase warrant to purchase an additional share of our common stock at a price of $.50 per share (the "Warrant Shares") at any time during a period of 2 years from issuance. We have agreed to file a registration statement registering the Unit Shares and Warrant Shares for resale and to use our best efforts to have such registration statement declared effective on or before March 31, 2003.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

22     (a)     Exhibits

               99.1     Certificate  of  Chief  Executive  Officer
               99.2     Certificate  of  Chief  Financial  Officer

     (b)       Reports  on  Form  8-K

               None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        Vitalstate,  Inc.


Dated:  November  12,  2002             By:  /s/James  Klein
                                            -------------------------
                                            James Klein
                                            Treasurer, Secretary  &
                                            Chief Financial Officer

                                 CERTIFICATIONS

     I,  Heather  Baker,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Vitalstate, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November  12,  2002     /s/Heather  Baker
                                    -----------------
                                    Name:     Heather  Baker
                                    Title:     Principal  Executive  Officer

                                 CERTIFICATIONS

     I,   James Klein, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Vitalstate, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November  12,  2002     /s/James  Klein
                                    ------------------------------------------
                                    Name:     James  Klein
                                    Title:    Principal  Financial  Officer