Form 10KSB
period 2002-12-31
VITALSTATE INC
filed 2003-03-31
CIK 1085106

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

                      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For Fiscal Year Ended: December 31, 2002

                                              OR

               |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

                        Commission file number: 000-30158

                                Vitalstate, Inc.
        (Exact name of small business issuer as specified in its charter)

                   New York                                   13-3935933
                  ----------                                 ------------
        (State or other jurisdiction of                      (IRS Employer
        incorporation or organization)                    Identification No.)


              2191 Hampton Avenue
           Montreal, Quebec, Canada                             H4A 2K5
          --------------------------                           ---------
   (Address of principal executive offices)                  (Postal Code)

Issuer's telephone number:  (514) 369-4221
                            --------------
Securities registered under Section 12(b) of the Act:  None
                                                       ----

Securities registered under Section 12(g) of the Act: Common Stock, par value
                                                       ----------------------
$0.000333 per share
------------------

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State registrant's revenues for its most recent fiscal year: $0.

As of March 26, 2003, there were 14,829,793 shares of the registrant's common stock, par value $0.000333, issued and outstanding. Of these, 8,237,087 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is $6,507,299 based on the average sales price of $.79 for the registrant's common stock on March 26, 2003.

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

                                      TABLE OF CONTENTS

Item Number and Caption                                                   Page
--------------------------

Forward-Looking Statements...................................................3

                                     PART I


1.      Description of Business..............................................3

2.      Description of Property.............................................11

3.      Legal Proceedings...................................................11

4.      Submission of Matters to a Vote of Security Holders.................11


                                     PART II


5.      Market for Common Equity and Related Stockholder Matters............11

6.      Plan of Operation...................................................15

7.      Financial Statements................................................15

8.      Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.................................15


                                    PART III


9.      Directors, Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange Act..........17

10.     Executive Compensation..............................................20

11.     Security Ownership of Certain Beneficial Owners and
        Management..........................................................22

12.     Certain Relationships and Related Transactions......................24

13.     Exhibits, List and Reports on Form 8-K..............................26

14.     Controls and Procedures.............................................29

                           FORWARD-LOOKING STATEMENTS

     Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words "expects," "anticipates," "intends," "believes" and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section "Plan of Operation". You should carefully review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.


                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

Business Development

     We were formed on August 13, 1996 under the name Harmony Trading Corp. We remained inactive until December 1998, when we became a direct seller for Doncaster, a division of Tanner Companies. Doncaster is a manufacturer of women's apparel and accessories. Direct selling is the sale of a consumer product or service in a face-to-face manner away from a fixed retail location. Through our independent contractors, we marketed the Doncaster line through fashion shows and private appointments. On April 5, 2002 we reached agreement with our independent contractors to discontinue our activities as a direct seller of the Doncaster clothing line. In connection therewith, we assigned all of our rights under our verbal agreement with Tanner to the contractors.

     On March 27, 2002 we entered into a Reorganization Agreement with Group Intercapital Inc., a Canadian corporation and our principal shareholder, Nuvo Way Inc., a Canadian corporation, Heather Baker and the shareholders of Nuvo Way Inc. The Reorganization Agreement principally involved our acquisition of all of Nuvo Way Inc.'s issued and outstanding capital stock, making Nuvo Way Inc. a wholly owned subsidiary of ours, in exchange for 5,000,000 shares of our restricted common stock and the cancellation by Group Intercapital Inc. of 2,980,000 shares of our common stock owned by it. 1,666,666 of the 5,000,000 shares of common stock were delivered to the Nuvo Way Inc. shareholders on April 3, 2002, the closing date under the Reorganization Agreement. 1,666,667 of the 5,000,000 shares of common stock are to be issued to the Nuvo Way Inc. shareholders on each of the first and second anniversaries of the closing date. On the closing date, the Nuvo Way Inc. shareholders also received an aggregate of 3,333,334 shares of our Series A Preferred Stock. The Series A Preferred Stock is pari passu with our common stock with respect to voting, dividend and liquidation rights and is automatically redeemable in direct proportion to, and at the time of issuance of, the common stock to be issued to the Nuvo Way Inc. shareholders on the first and second anniversaries of the closing date.

     In connection with the Reorganization Agreement, as amended, on April 9, 2002, our executive officers, Henry Yersh and Denis St. Hilaire, resigned and were replaced by Heather Baker and James Klein, designees of the Nuvo Way, Inc. shareholders. Heather Baker was appointed to the positions of president and chief executive officer while James Klein was appointed to the positions of treasurer, secretary and chief financial officer.

     The Reorganization Agreement further provided for the establishment of a non-statutory stock option plan, the issuance of 150,000 stock options under the plan to certain persons designated by Nuvo Way Inc., the registration of the shares underlying the stock options on a Form S-8 Registration Statement, the execution of an employment agreement with Heather Baker, the issuance of 100,000 shares of our common stock under the Baker Employment Agreement as a signing bonus, the registration of the Baker shares on a Form S-8 Registration Statement, and the issuance of 100,000 shares of our restricted common stock to two contractors with whom Nuvo Way, Inc. was doing business. In furtherance of the Reorganization Agreement, on April 4, 2002 we changed the name of Nuvo Way, Inc. to Vitalstate Canada Ltd. and on June 5, 2002 we changed our name to Vitalstate Inc.

General

     We are a research-based company formed to develop and commercialize products utilizing our proprietary delivery systems for the general health, sports performance, and weight management markets. Since the formation of our operating subsidiary, Vitalstate Canada Ltd., in April 2001 we have concentrated on developing products for humans and animals, including nutritional supplements that can be marketed without prior U.S. Food and Drug Administration approval. Our delivery systems have been designed to provide for the combination of active ingredients that are not easily combined at effective levels and to control the absorption of active ingredients into the body. In August 2002 we formed a Scientific Advisory Board composed of experts in the fields of clinical research, pharmacology, biochemistry and health sciences to oversee our research and product development activities. Upon establishing our nutritional supplement product line, we intend to enter into the regulated pharmaceutical prescription and over-the-counter drug markets, including markets for veterinary prescription drugs. With respect to pharmaceutical products, we intend to license our products to established pharmaceutical companies to avoid the substantial resources required to commercialize these products. Our goal with all of our products will be to develop safer, more effective and more convenient ways to administer active ingredients. Our proprietary technology involves a patent-pending confectionery-based delivery system. Our patent applications cover the processes of manufacture and use of the delivery systems in both supplement and pharmaceutical markets.

     Drug solubility has been a common limitation in the development of new drug formulations. More than one third of the drugs listed in the United States Pharmacopoeia are either poorly soluble or insoluble in water. Additionally, for many drugs the rate-limiting step for the absorption within the gastrointestinal tract is their dissolution. Our proprietary technology is a low-temperature formed matrix that allows for the easy dispersion and solubilization of most active ingredients. These ingredients can be combined in ways that have not previously been possible with current supplement delivery systems. One of the key attributes of our delivery system is that it has very low water activity. Active ingredients therefore remain stable for a long time. Another key attribute of our delivery system is its high disintegration rate in vivo, which guarantees delivery of the enclosed actives to the consumer. This is a notable advantage over pills and capsules which have problems disintegrating and in some instances, do not break down at all or release their active ingredients. Although we believe that our delivery systems will allow us to develop products that provide maximum drug solubility, no assurance can be given that this will prove to be the case.

     Despite the fact that nutritional supplements are taken regularly by an estimated 59% of U.S. adults over 18 years of age, the supplements industry is still in its infancy. With average life spans in North America increasing, more people, particularly educated baby boomers, are pursuing lifelong fitness goals. This trend is exemplified by the increasing number of health and sports clubs that have been established in the U.S. Despite this awareness, the number of overweight adults and children has reached serious proportions triggering health risks for individuals and medical costs to society.

     Nutritional supplements are taken for a wide variety of reasons: to enhance fitness or sports programs, build muscle and strength, increase energy, feel better, lose weight, and maintain health. Sports nutrition and weight-loss supplements in the U.S. alone experienced an estimated 12.4% growth rate in 2000. Despite its growth, the supplements market is dealing with a number of issues that we believe we are ideally suited to address due to our proprietary technology, the extensiveness of our clinical testing, and our approach to marketing. Presently, a large part of the supplements market consists of products which contain a single active ingredient, products which are difficult to use, and products which are sold with little or no reliable information. Customers are confused due to an absence of consumer education, the large selection of product choices and brands, scant scientific confirmation to back up product claims, mismatched expectations, and lack of tangible results. They have no confidence in product dosages, material quality or label claims. Due to these factors, we believe there is a solid and growing base of consumers who are frustrated and would welcome products that have been carefully tested and developed and that are designed to meet their specific needs. No assurance can be given however, that our products will be perceived as meeting these needs or that our products will achieve our anticipated level of market acceptance.

     The initial target audience for our products is North American health and fitness consumers who are looking for higher performance and higher quality energy, vitamin, weight-loss and supplement products. We are actively developing products in all of these categories as more fully described below.

o Sports supplements: This is a broad category with users ranging from athletes and bodybuilders to consumers with general fitness goals. The market is a rapidly shifting one with little or no product loyalty as consumers continue their search for products that will live up to their claims. Ranging from bars, nutrition, weight loss shakes, meal replacements and pills, to energy drinks, total U.S. sales in this category reached $10 billion in 2001 and are predicted to grow 4.1% annually through 2005.

o Bars: Originally targeted to athletes, bars are now marketed to consumers concerned with lifestyle and energy issues. Convenient for people on the go, bars are marketed as health snacks, meal replacements, and weight-loss aids, although approximately 60% of 30 bars tested failed to substantiate their label claims in ConsumerLab.com tests in 2001. This category shows steady growth, up 21% in 2001, now representing U.S. sales of approximately $1.38 billion.

o Weight management: Formerly confined to the diverse worlds of bodybuilders and the obese, this category now covers a much broader target. In 1999, 143 million adults and 1 in 4 children were overweight in the U.S. alone. Catering to the consumer's desire for convenience, shakes, bars, weight-loss pills and meal replacements, make up the second-fastest growing segment in the supplements industry, with estimated U.S. sales of $4 billion in 2002. A cross-cutting supplement category, weight-loss supplements include many products, generally formulas, specifically designed to facilitate the burning of fat and calories.

o Vitamins and minerals: This is an estimated $7.4 billion market in the U.S. An estimated 75 million people in the U.S. are regular users of vitamins and minerals. The category is driven largely by aging baby boomers determined to stay healthy and lead active lives as they begin to retire, as well as a growing demand for alternatives and supplements to prescription drugs.

     Another area we consider ripe for future product development is that of veterinary pharmaceutical products which in 2001 had sales in excess of $3 billion in the U.S., showing a 20% annual growth rate. The market for animal supplements has also been growing rapidly for the past ten years, reaching $350 million, according to 2001 U.S. sales figures. The pet supplements market runs the gamut from natural pet food, dietary supplements, and herbal formulas to specific products. Many human supplements such as antioxidants, vitamins, amino acids, and Echinacea are beneficial for pets as well. It seems logical that pet owners who take supplements themselves would consider supplements for the benefit of their pets. In the U.S., an estimated 61% of households own pets, which translates to over 61 million pet households. A market research firm, Business Communications Company, recently released a report predicting pet supplement sales in the U.S. will reach $1 billion by 2005. These patterns are not confined to the U.S. The pet population has also grown rapidly in Europe and in South America. Distribution in the U.S. is largely through veterinarians, natural food retailers and other direct channels, plus specialty pet stores, mass market and natural pet retailers. No assurance can be given that we will successfully enter the markets for pet supplements and veterinary pharmaceutical products.

     We believe our delivery systems also have significant pharmaceutical applications, both human and veterinary, because they address a number of key problems, allowing products to be ingested, digested, and absorbed more easily and effectively, in consumer-friendly formats. Sales of human pharmaceuticals reached $149 billion in the U.S. and $267 billion worldwide in 2002. The veterinary side is smaller, but demonstrating even stronger growth within the U.S. market at $4.5 billion, according to a 2001 Theta report. This includes pharmaceuticals, vaccines, diagnostics and feed additives for both livestock and companion animals. Demand for animal health chemicals in the U.S. is forecast to advance to more than $8 billion in 2006, supported by the continuing emergence and threat of animal disease, changes in animal production practices, new product introductions, and ongoing food safety concerns. Globally, pharmaceuticals accounted for just over one half of total $18.4 billion animal health market in 1999 and it is forecast to hit sales of $22 billion by 2005. Other trends in the pharmaceutical industry, such as the move to forming strategic alliances and a growing reliance on direct-to-consumer advertising fit favorably into to our plans to develop strategic alliances and distribution agreements with industry leaders.

     Despite the need and growing demand for nutraceuticals, pharmaceuticals, and supplements, we believe little has been done to render these products more conveniently packaged and more easily ingested, digested, and absorbed. We further believe that the advantages of our delivery platforms over other difficult, and at times complicated, modes of administration of active ingredients in the Rx, OTC, veterinary, and supplement markets are substantial, although no assurance can be given that this will prove to be the case. Some of these advantages are:

o    Makes products easily portable
o Our belief that it will enhance absorption (clinical evaluation in progress)
o    Allows for controlled and accurate dosages o Purity is guaranteed
o Allows for the combination of active ingredients at effective levels Enables the simplicity of unit doses rather than `a handful of pills'
o    Is easy to take and tastes good
         Enables oral delivery in traditionally hard to dose market segments (children, veterinary)
o Our belief that it will enable oral delivery of injectable ingredients, for example, vaccines (experimental evaluations in progress)

     We believe our initial product using our delivery system, creatine, demonstrates significant advantages in its use over competitive creatine products presently on the market. Creatine is a well-known sports supplement that has been used by elite athletes since the mid-sixties. Its widespread use, with estimated U.S. sales in excess of $400 million has put it at the top of the sports supplements list. It is also one of the most extensively studied nutritional sports supplements available to today's athlete. It works by increasing overall energy level and improving recovery time. Its users include healthy athletes striving to achieve maximum athletic benefit, middle-aged persons wanting to maintain active lifestyles, and seniors working to overcome muscle atrophy or take advantage of its cardioprotective qualities. Problems associated with most existing creatine products including difficulty with absorption, side effects due to the necessity of overloading, and lack of convenience resulting from the need to mix powder and water, do not apply to our creatine product.

Sales and Marketing

     We have not achieved any operating revenues since the inception of our current line of business and do not expect to commence sales of our products until the second quarter of 2003. We intend to sell our products through strategic partnership arrangements and through direct selling. We will seek to enter into strategic relationships with large, well established entities in our line of business, which may involve co-branding, private labeling and licensing arrangements. This will allow for an accelerated launch of our products as it will give us immediate access to markets that would otherwise be unavailable to us in the short term. Through license arrangements we expect to grant third parties the right to commercialize our products in exchange for licensing fees.

     We also intend to sell our products through direct selling to consumers, retail outlets, health professionals and trainer networks. In connection therewith, we intend to establish a website from which we will offer general product information and make our products available for purchase.

Supplies and Suppliers

     Our products will be manufactured for us by third parties. Although we intend to initially rely upon a single source for manufacture, several alternative sources are available to us. Manufacturers will be chosen based on quality, service and price. The raw materials necessary to make our products are also available from several sources. We expect all required raw materials to be readily available in sufficient quantities and to be of required quality.

Seasonal Aspects

     We do not expect to experience seasonal variation in our operating results.

Research and Development

     All of our research and development activities are company sponsored. All of these activities have related to the development of our delivery platforms and our nutritional supplements. During the fiscal years ended December 31, 2002 and December 31, 2001 we spent approximately $250,000 and $150,000 respectively on research and development activities.

Customers

     We do not expect any single customer to account for a significant portion of our revenues.

Competition

     We will depend on our proprietary technology to differentiate our products from those of our competitors. Our competitors will include companies that provide delivery systems such as gel caps, tablets, capsules, liquids and the like and companies which will compete with our final products. We will compete with companies engaged in the health, nutrition, and fitness products field, most of which will be considerably larger than we are in total assets and resources. This could enable them to bring their own products to advanced stages of development and marketing with more speed and efficiency than we can. There can be no assurance that our products will be able to successfully compete with theirs.

Government Regulation

     The U.S. Food and Drug Administration or FDA regulates nutritional supplements under a different set of regulations than those covering conventional foods and drug products (prescription and Over-the Counter). Under the Dietary Supplement Health and Education Act of 1994, the nutritional supplement manufacturer is responsible for ensuring that a nutritional supplement is safe before it is marketed. Generally, manufacturers do not need to register with the FDA or get FDA approval before producing or selling nutritional supplements. Manufacturers must make sure that product label information is truthful and not misleading. The Federal Trade Commission regulates nutritional supplement advertising.

     Until we begin development of our proposed pharmaceutical line of products, which will subject us to strict FDA rules and regulations, there are no special or unusual governmental laws or regulations that can be expected to materially impact on the operation of our business.

Costs and Effects of Compliance with Environmental Laws

     There are no special or unusual environmental laws or regulations that will require us to make material expenditures or that can be expected to materially impact on the operation of our business.

Employees

     As of March 26, 2002 we had 12 employees including two executive officers, a chief scientist, a general manager, a director of new product development, a director of marketing, and other support staff. We plan to add additional employees as required for the expanded operation of our business including those required for sales and marketing, product development and support. We presently estimate hiring 3 employees within the next 3 months and an additional 3 to 10 employees during the following 12 month period.

Patents, Trademarks and Licenses

     We have filed six provisional patent applications and one national phase application with the United States Patent and Trademark Office and two international patent applications. The first of the provisional United States patent applications (Serial No. 60/372,438) was filed on April 16, 2002. This patent application relates to a delivery system for one or more functional ingredients.

     The second of the provisional United States patent applications (Serial No. 60/396,548) was filed on July 18, 2002. This patent application relates to a delivery system for creatine that maintains a high level of bio-activity.

     The third of the provisional United States patent applications (Serial No. 60/396,731) was filed on July 19, 2002. This patent application relates to a delivery system that provides an optimal environment for the delivery of biologically active agents, methods for the production of the delivery system and uses thereof for the treatment of animals.

     The fourth of the provisional United States patent applications (Serial No. 60/402,863) was filed on August 13, 2002. This patent application relates to a multi-phase delivery system that provides an optimal environment for the oral delivery of one or more biologically active agents, methods for the production of the delivery system and uses thereof for the treatment of animals.

     The fifth of the provisional United States patent applications (Serial No. 60/430,697) was filed on December 4, 2002. This patent application relates to delivery systems with membrane adhesive properties for controlled release of bioactive agents.

     The sixth of the provisional United States patent applications (Serial No. 60/432,239) was filed on December 11, 2002. This patent application relates to sustained release, extraction resistant delivery systems.

     The U.S. National Phase application (no serial number yet assigned) was filed on December 10, 2002 and has an effective filing date of September 25, 2002. This patent application relates to an oral delivery system for creatine. The delivery system comprises an ingestible matrix in which degradation of the creatine and other bioactives is minimized or eliminated.

     The international patent applications (Serial No. PCT/CA02/01441 and Serial No. PCT/CA02/01442) were filed on September 25, 2002. Publication of these international applications will take place on March 25, 2003. Although we expect that patents will be granted in response to our outstanding applications and related future patent filings, we are unable to give any assurance that this will in fact be the case. In addition to the protection to be offered to us upon the allowance of our patents, we also rely on trade secrets, proprietary knowhow and technological innovation with respect to the development of our products.

     We have entered into confidentiality and invention assignment agreements with our employees and consultants which limit access to, and disclosure or use of, our technology. There can be no assurance, however, that the steps taken by us to deter misappropriation or third party development of our technology or processes will be adequate, that others will not independently develop similar technologies or processes, or that secrecy will not be breached. In addition, although we believe that our technology has been independently developed and does not infringe on the proprietary rights of others, there can be no assurance that our technology does not and will not so infringe or that third parties will not assert infringement claims against us in the future. We believe that the steps we have taken will provide some degree of protection and that the issuance of patents pursuant to our applications will materially improve this protection. However, no assurance can be given that this will be the case.

                         ITEM 2. DESCRIPTION OF PROPERTY

     Our headquarters are currently located in a leased facility located at 2191 Hampton Avenue, Montreal, Quebec H4A 2K5, Canada, consisting of a total of approximately 3,000 square feet of space. Although we have assumed all payment obligations under the lease, at the landlord's insistence the primary obligors under the lease are our employees James Klein and Michael Farber. Our administrative, sales, marketing and research staff all work from this location. The current monthly rent due under the lease, which expires on April 30, 2004, is approximately CDN$1,500 per month plus our proportionate share of utilities and municipal taxes. We believe this space is sufficient to handle our present and immediate future needs. In the event our lease is terminated for any reason or not renewed upon expiration of the present lease term, space sufficient to handle our then present and expected future needs is available from several alternative sources at slightly higher rental rates.

                            ITEM 3. LEGAL PROCEEDINGS

     No material legal proceedings are pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened.

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


                                     PART II

                  ITEM 5. MARKET FOR COMMON EQUITY AND RELATED
                               STOCKHOLDER MATTERS

Market Information

     Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "VTST." From July 3, 2000 until June 5, 2002, the date we changed our name from Harmony Trading Corp. to Vitalstate, Inc., our stock was quoted under the symbol "HRMY." The following table sets forth, for the fiscal quarters or periods indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The prices set forth below for the periods subsequent to December 4, 2000 reflect the 3:1 forward stock split which took place on December 5, 2000.

      Quarter Ended or Period Indicated         High Bid          Low Bid
      ---------------------------------         --------          -------
      July 3, 2000 - September 30, 2000          4.00              .0625
      October 2, 2000 - December 4, 2000         7.50             4.25
      December 5, 2000 - December 31, 2000       2.75             1.75
       March 31, 2001                            1.75              .375
       June 30, 2001                             1.25              .625
       September 30, 2001                        1.15              .55
       December 31, 2001                         1.35              .35
       March 31, 2002                            1.60             1.10
       June 30, 2002                             1.35              .77
       September 30, 2002                         .80              .37
       December 31, 2002                         1.15              .42

On March 26, 2003, the closing bid price for our common stock was $.79.

Holders

     As of March 26, 2003, there were approximately 48 record holders of our common stock.

Dividends

     We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

     On February 28, 2003 we completed a private offering of 500,000 units to 3 persons at a price of $.50 per unit or $250,000 in the aggregate. Each unit consists of 1 share of common stock and 1 common stock purchase warrant to purchase 1 share of our common stock at a price of $.50 per share for a period of 2 years commencing August 28, 2004. The units were issued in reliance on Regulation S of the Securities Act of 1933, as amended.

     On February 27, 2003 we completed a private offering of 4,000,000 units to 1 person at a price of $.50 per unit or $2,000,000 in the aggregate. Each unit consists of 1 share of our common stock and 1 special common stock purchase warrant to purchase 1 share of our common stock at a price of $.50 per share for a period of 1 year from issuance. The units were issued in reliance on Regulation S of the Securities Act of 1933, as amended.

     On November 8, 2002 we completed a private offering of 1,800,000 units to 6 persons at a price of $.50 per unit or $900,000 in the aggregate. Each unit, as amended, consists of 1 share of our common stock and 1 common stock purchase warrant to purchase 1 share of our common stock at a price of $.50 per share for a period of 2 years commencing May 8, 2004. The units were issued in reliance on Regulation S of the Securities Act of 1933, as amended.

     On October 10, 2002 we issued an aggregate of 2,085,000 stock options with an exercise price of $.69 per share to 23 persons consisting of certain officers, directors, employees and consultants. The option price was equal to the market price for our common stock on the date of grant. The options were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

     On June 6, 2002 we issued an aggregate of 150,000 stock options with an exercise price of $.37 per share to seven employees. The option price was determined in our March 27, 2002 Reorganization Agreement. The options were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

     On August 7, 2002 we issued 40,000 shares in settlement of marketing services valued at approximately $30,000. The shares were issued in reliance on
Section 4(2) of the Securities Act of 1933, as amended.

     In April 2002, in furtherance of our March 27, 2002 Reorganization Agreement, we issued an aggregate of 1,666,666 shares of our common stock and 3,333,334 shares of our Series A Preferred Stock to the seven former shareholders of Nuvo Way Inc. As part of the same agreement we issued an aggregate of 100,000 shares of our common stock to 2 persons with whom Nuvo Way inc. was doing business. All of the foregoing issuances were made in reliance on
Section 4(2) of the Securities Act of 1933, as amended.

     In October 2002 we issued 48,127 shares in consideration of the April 2002 cancellation of a CDN$27,500 loan. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

                      Equity Compensation Plan Information

-------------------------------- -------------------- --------------------- ---------------------------------

                                     Number of            Weighted-                  Number of securities
                                  Securities to be         average                 remaining available for
                                    issued upon        exercise price of            future issuance under
                                    exercise of          outstanding                 equity compensation
                                    outstanding            options,               plans (excluding securities
                                  options, warrants       warrants and             reflected in column (a))
                                     and rights            rights  (b)                         (c)
-------------------------------- -------------------- --------------------- ---------------------------------

Equity compensation plans                  0                  N/A                          0
approved by security
holders
-------------------------------- -------------------- --------------------- ---------------------------------

Equity compensation plans              2,160,000              $.67                       65,000
not approved by security
holders
-------------------------------- -------------------- --------------------- ---------------------------------

         Total                         2,160,000              $.67                       65,000
-------------------------------- -------------------- --------------------- ---------------------------------


     The Vitalstate, Inc., 2002 Non-Statutory Stock Option Plan hereinafter referred to as the Plan is intended to advance our interests by inducing individuals, and eligible entities of outstanding ability and potential to join, remain with, or provide consulting or advisory services to us by encouraging and enabling eligible employees, non-employee directors, consultants and advisors to acquire proprietary interests in us, and by providing the participating employees, non-employee directors, consultants and advisors with an additional incentive to promote our success. The Plan is presently administered by our board of directors but may subsequently be administered by a committee designated by our board of directors.

     The stock subject to options granted under the Plan consists of shares of our common stock, par value $.000333 per share, whether authorized but unissued or held in treasury. The maximum number of shares of common stock which may be issued pursuant to options granted under the Plan shall not exceed in the aggregate two million, two hundred fifty thousand (2,250,000) shares, subject to adjustment in accordance with the provisions of Section 11 of the Plan. In the event that our outstanding common stock is subsequently changed by reason of combination of shares, reverse split, stock dividend or the like, an appropriate adjustment will be made by the Plan administrator in the aggregate number of shares available under the Plan, and in the number of shares and option price per share subject to outstanding options. If we are reorganized, consolidated or merged with another corporation, the holder of an option shall be entitled to receive upon the exercise of his option the same number and kind of shares of stock or the same amount of property, cash or securities as he would have been entitled to receive upon the happening of any such corporate event as if he had been, immediately prior to such event, the holder of the number of shares covered by his option. We shall at all times while the Plan is in force reserve such number of shares of our common stock as will be sufficient to satisfy the requirements of all outstanding options granted under the Plan. In the event any option granted under the Plan expires or terminate for any reason without having been exercised in full or shall cease for any reason to be exercisable in whole or in part, the un-purchased shares subject thereto shall again be available for options under the Plan.

     The class of individual or entity that are eligible to receive options under the Plan is all employees (including officers) and non-employee directors of, or consultants and advisors to us or any subsidiary corporation of ours; provided, however, that options cannot be granted to any consultants and advisors unless (i) bona fide services have been or are to be rendered by the consultant or advisor and (ii) the services are not in connection with the offer or sale of securities in a capital raising transaction. The Plan administrator, in its sole discretion, but subject to the provisions of the Plan, determines the employees and non-employee directors of, and the consultants and advisors to, us and our subsidiary corporations to whom options may be granted, and the number of shares to be covered by each option, taking into account the nature of the employment or services rendered by the individuals or entities being considered, their annual compensation, their present and potential contributions to our success and such other factors as the Plan administrator may deem relevant.

     No option granted under the Plan is transferable by the individual or entity to whom it was granted otherwise than by will or the laws of descent and distribution, and, during the lifetime of such individual, is not be exercisable by any other person, but only by him.

                            ITEM 6. PLAN OF OPERATION

     We are a development stage company. We have not achieved any revenues or product sales to date. Production of our first commercial products which are nutritional supplements is expected to occur during the second quarter of 2003. We also expect to start selling our products during the second quarter of 2003 on a limited basis. In connection therewith, we are presently preparing marketing and sales materials, and packaging and advertising programs. Additionally, systems are being put in place for the purpose of allowing us to successfully process orders as they arrive.

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

     We intend to continue our investment in research and development over the next twelve months, and plan to develop products in the following categories:

     1.   Sports supplements
     2.   Energy bars and drinks
     3.   Weight management products
     4.   Vitamins and minerals
     5.   New technologies

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

                          ITEM 7. FINANCIAL STATEMENTS

     The financial statements are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements included.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING, AND FINANCIAL DISCLOSURE

     Rogoff & Company, P.C. was retained in May 2002 to be our independent certifying accountant for the fiscal year ended December 31, 2002. On March 24, 2003, we terminated their appointment and subsequently engaged Richter Usher & Vineberg, Chartered Accountants, 2 Place Alexis Nihon, Montreal, Quebec H3Z 3C2, as our certifying accountant for the fiscal year ended December 31, 2002. The termination of Rogoff & Company, P.C. and appointment of Richter Usher & Vineberg was approved by our board of directors.

     During the period of their engagement, Rogoff & Company, P.C. did not conduct any audits of us. During such period, there were no disagreements between us and Rogoff & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused Rogoff & Company, P.C. to make reference to the subject matter of the disagreement in connection with their reports.

     During the period of their engagement, Rogoff & Company, P.C. did not advise us that:

          o internal controls necessary for us to develop reliable financial statements did not exist;

          o information had come to their attention that led them to no longer to be able to rely on our management's representations or made them unwilling to be associated with the financial statements prepared by our management;

          o information had come to their attention during such time period that if further investigated might: (i) materially impact the fairness or reliability of the financial statements to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report, or (ii) cause them to be unwilling to rely on our management's representations or be associated with our financial statements;

          o information had come to their attention that they had concluded materially impacted the fairness or reliability of the financial statements to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

     Thomas Monahan, CPA was our independent certifying accountant for the fiscal years ended December 31, 2001, 2000, 1999 and 1998. On May 16, 2002, we terminated his appointment and subsequently engaged Rogoff & Company, 275 Madison Avenue, New York, NY 10017, as our certifying accountant for the fiscal year ending December 31, 2002. The termination of Thomas Monahan, CPA and appointment of Rogoff & Company, P.C. was approved by our board of directors.

     The reports of Thomas Monahan, CPA on our financial statements for the fiscal years ended December 31, 2001 and 2000 contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope or accounting principle except that such reports were modified with respect to our ability to continue as a going concern.

     In connection with the audits of the fiscal years ended December 31, 2001 and 2000 and during the subsequent interim period preceding his dismissal, there were no disagreements between us and Thomas Monahan, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to his satisfaction, would have caused Thomas Monahan to make reference to the subject matter of the disagreement in connection with his reports.

     In connection with the audits of the fiscal years ended December 31, 2001 and 2000 and during the subsequent interim period preceding his dismissal, Thomas Monahan did not advise us that:

   o internal controls necessary for us to develop reliable financial statements did not exist;

   o information had come to his attention that led him to no longer to be able to rely on our management's representations or made him unwilling to be associated with the financial statements prepared by our management;

   o there was a need to expand significantly the scope of his audit, or that information had come to his attention during such time periods that if further investigated might: (i) materially impact the fairness or reliability of either a previously issued audit report or the underlying financial statement; or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report, or (ii) cause him to be unwilling to rely on our management's representations or be associated with our financial statements;

   o information had come to his attention that he had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.


                                    PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers, Directors and Key Employees

     Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal. No family relationships exist between any of our present directors and officers other than Robert Torokvei and Thomas Torokvei, who are brothers.

     The following table sets forth certain information, as of March 17, 2003, with respect to our directors and executive officers.

                                                                                       Date of Election
                                                                                        or Appointment
Name                     Positions Held                                        Age        as Director
----                     --------------                                        ---        -----------

Heather Baker            President, Chief Executive Officer, Chairman of        58       April 9, 2002
                         Board
James Klein              Treasurer, Secretary, Chief Financial Officer,         41       April 9, 2002
                         Director
Jonathan Farber          Chief Scientist, Director                              49       May 29, 2002
Robert S. Torokvei       Director                                               49       March 4, 2003
Thomas E. Torokvei       Director                                               60       March 4, 2003

     The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

     Heather Baker has served as our president, chief executive officer, and chairman of our board of directors since April 9, 2002. She has served in similar capacities for our wholly owned operating subsidiary, Vitalstate Canada Ltd. since its formation in April 1002. Ms. Baker has more than twenty years of experience in the management of medical and scientific research. From July 1999 until April 2001 she served as president for her own life sciences and business development consulting firm, HBaker Consultants, in Montreal, Canada. From 1988 until July 1999 she worked for Phoenix International Life Sciences in Montreal, Canada, a leading contract research organization that she co-founded. From 1983 until 1988 she was employed by Bio-Research Laboratories in Senneville, Canada, initially as the head of their clinical research center and subsequently as the director in their Clinical and Analytical division. Bio-Research Laboratories engages in contract research in clinical studies, drug analysis, drug metabolism and toxicology. Prior to engaging in medical and scientific research, Ms. Baker was engaged in academic research at the University of Tasmania Medical School in Australia. Ms. Baker received a B.A. degree from the University of Tasmania in 1968.

     James Klein has served as our secretary, treasurer, chief financial officer and a director since April 9, 2002. He has served in similar capacities for our wholly owned operating subsidiary, Vitalstate Canada Ltd. since its formation in April 2001. Mr. Klein has more than 20 years of management experience in the areas of finance, sales, marketing and technology development. From 1996 to the present, Mr. Klein has also worked as the chief executive officer for Avocation Legal Systems, a software company founded by Mr. Klein that specializes in software applications for law firms. From 2001 to the present, Mr. Klein has worked for Kleinsult Inc., a company owned and founded by Mr. Klein that provides financial and information technology consulting services to small and medium businesses. From 1984 until 1996, he was employed as the chief executive officer for Travaccount Computer Systems, a company founded by Mr. Klein that specializes in accounting systems for Canadian travel agencies. From 1979 until 1986 Mr. Klein worked as the managing director for Entourage Vacations, a travel wholesale company.

     Jonathan Farber has served as a director of ours since May 29, 2002 and as our chief scientific officer since June 2002. He has served as chief scientific officer for our wholly owned operating subsidiary, Vitalstate Canada Ltd., since June 2002. Mr. Farber is responsible for insuring that our products meet the highest industry standards for quality and performance. From 1995 through May 2002, Mr. Farber worked as a Technology Transfer Officer for McGill University's Office of Technology Transfer, where he was responsible for promoting the university's research capabilities to industry, evaluating the patent potential of inventions, and negotiating contract licenses and other agreements with both the private sector and government. From January 1994 until joining McGill, Mr. Farber worked as an Industrial Technology Advisor in the National Research Council of Canada's Industrial Research Assistance Program. From 1990 through 1993 Mr. Farber was concurrently a quality assurance supervisor and a production supervisor for the Hostess Frito-Lay Division of Pepsico. From 1988 until 1990 Mr. Farber was employed by Catelli Inc. as a Research Scientist in Montreal and subsequently as Production Supervisor in Toronto, Canada. Mr. Farber holds both B.Sc. and M.Sc. degrees from McGill University and a M.B.A. from Concordia University.

     Robert S. Torokvei has served as a director of ours since March 4, 2003. During the past five years Mr. Torokvei has served as the president of Scepter Corporation, a manufacturer of plastic products and wholly owned subsidiary of Scepter Holdings, Inc. During such period he has also served as president of Scepter Holdings, Inc., a holding and venture capital investment company.

     Thomas E. Torokvei has served as a director of ours since March 4, 2003. During the past five years Mr. Torokvei has served as the chief executive officer of Ipex Inc., a manufacturer of plastic pipes and fittings. Mr. Torokvei is also the Chairman of Scepter Holdings, Inc., a holding and venture capital investment company.

     Robert S. Torokvei and Thomas E. Torokvei are designees of Scepter Holdings, Inc. Scepter Holdings, Inc. has the right to designate certain individuals to our board of directors. See "Certain Relationships and Related Transactions."

Board of Directors

     Our directors receive no cash remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Further, our non-employee directors are entitled to receive 50,000 stock options per year with an exercise price equal to the market value of our common stock at the date of grant. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date.

Compliance with Section 16(a) of the Exchange Act

     Several of our officers, directors and principal shareholders failed to file required Forms 3 and Forms 4 during 2002 at all or on a timely basis. All of such persons have however, made timely filings of Forms 5 with respect to their 2002 beneficial ownership of our securities.

                         ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2002 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2002 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2002 that received annual compensation during the fiscal year ended December 31, 2002 in excess of $100,000.

                           Summary Compensation Table

                                    Annual Compensation                           Long-Term Compensation

                          Fiscal Year                           Other                    Restricted            All Other
                            Ended                              Compen-     Options/        Stock      LTIP      Compen-
Principal Position       December 31,   Salary      Bonus      sation        SARs          Awards     Payouts    sation
------------------       ------------   ------      -----      -------     --------      ---------    -------   --------

Heather Baker                2002       $43,200  $110,000(3)      0       300,000(4)        0           0         0
  Chief Executive            2001             0       0           0            0            0           0         0
  Officer, President (1)     2000             0       0           0            0            0           0         0

Henry Yersh                  2002             0       0           0            0            0           0         0
  Chief Executive            2001        $2,000       0           0            0            0           0         0
  Officer, President (2)     2000             0       0           0            0            0           0         0




(1) Ms. Baker has served as our president and chief executive officer since April 9, 2002.

(2) Mr. Yersh served as our president and chief executive officer from August 28, 2000 until April 9, 2002.

(3) Pursuant to Ms. Baker's June 1, 2002 Executive Employment Agreement, Ms. Baker received 100,000 shares of our common stock in December 2002 as a bonus. See "Certain Transactions." The value of the shares on the date of issuance was approximately $110,000.

(4) Consists of 300,000 options issued to Ms. Baker on October 10, 2002 with an exercise price of $.69 per share. See "Certain Transactions. Excludes 25,000 options issued to Ms. Baker with an exercise price of $.37 per share pursuant to our March 27, 2002 Reorganization Agreement. See "Certain Transactions."

                      Option/SAR Grants In Last Fiscal Year
                               (Individual Grants)

                             Number of
                            Securities         Percent of Total      Exercise
                            Underlying       Options/SARs Granted    or Base
                           Options/SARs        to Employees in       Price
Name                        Granted (#)           Fiscal Year        (per share)   Date of Grant    Expiration Date
----------------            -----------           -----------        -----------   -------------    ---------------

Heather Baker               25,000 shares            1.53%              $.37        June 3, 2002      June 2, 2007
  Chief Executive          300,000 shares           18.35%              $.69      October 10, 2002  October 9, 2007
  Officer, President

Henry Yersh                      0                    N/A               N/A             N/A               N/A
  Chief Executive
  Officer, President

Stock Option Plans

     Henry Yersh did not participate in any Company stock option plans during the fiscal year ended December 31, 2002. Heather Baker received 25,000 stock options in June 2002 and 300,000 stock options in October 2002, under the Vitalstate Inc. 2002 Non-Statutory Stock Option Plan.

Stock Appreciation Rights

     The named executives did not receive any stock appreciation rights from us during the fiscal year ended December 31, 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year and
Fiscal Year End Option/SAR Values


                                                             Number of Securities
                               Shares                       Underlying Unexercised        Value of Unexercised
                               Acquired                          Options/SARs           In-the-Money Options/SARs
                               On            Value          at Fiscal Year End (#)       at Fiscal Year End ($)
                               Exercise      Realized            Exercisable/                 Exercisable/
Name                              (#)           ($)              Unexercisable                Unexercisable
-----------------------------  --------      ---------           -------------                -------------

Heather Baker                     N/A           N/A                 325,000
  Chief Executive Officer                                      25,000 Exercisable          $14,500 Exercisable
                                                              300,000 Unexercisable        $78,000 Unexercisable

Henry Yersh                       N/A           N/A                   N/A                          N/A
  Chief Executive Officer

Long Term Incentive Plan Awards

     We made no long-term incentive plan awards to the named executive officers during the fiscal year ended December 31, 2002.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

     During the fiscal year ended December 31, 2002 we had no employment agreements, compensation plans or arrangements with respect to Henry Yersh which would have in any way resulted in payments being made to Henry Yersh because of his resignation, retirement or other termination of employment with us or our subsidiaries, or because of any change in control or a change in his responsibilities following a change in control.

     Effective June 1, 2002 we entered into a one-year employment agreement with Heather Baker pursuant to which we pay Ms. Baker a base annual salary of CDN$90,000. In the event we terminate Ms. Baker's employment without cause we are obligated to pay Ms. Baker the equivalent of one year of her base annual salary. In the event we terminate Ms. Baker's employment pursuant to a change in control, we are obligated to pay Ms. Baker the equivalent of two years of her base annual salary. (See "Certain Transactions".)

Compensation of Directors

     Our non-employee directors receive 50,000 stock options per year for serving as directors. The options are exercisable for shares of our common stock at a price per share equal to the market value for our common stock on the date of grant. During the fiscal year ended December 31, 2002 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Report on Repricing of Options/SARs

     During the fiscal year ended December 31, 2002 we did not adjust or amend the exercise price of any stock options or SARs.

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information with respect to the beneficial ownership of our common stock and Series A Preferred Stock known by us as of March 26, 2003 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock or 5% of our Series A Preferred Stock,
(ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

------------------------------------ ------------------------------------- ------------------------- ---------------

         Name and Address                                                     Amount and Nature        Percentage
        of Beneficial Owner                     Title of Class             of Beneficial Ownership   of Class (13)
        -------------------                     --------------             -----------------------   -------------
------------------------------------ ------------------------------------- ------------------------- ---------------

Group InterCapital, Inc.             Common stock, par value                  1,591,039 shares            10.73%
300 St. Sacrement Street             $.000333 per share                       Direct
Suite 414
Montreal, Quebec  H2Y 1X4
Canada                               ------------------------------------- ------------------------- ---------------

                                     Series A preferred stock, par value      0 shares                     0%
                                     $.001 per share
------------------------------------ ------------------------------------- ------------------------- ---------------

Scepter Holdings, Inc. (1)           Common stock, par value $.000333         8,000,000 shares (2)        42.49%
170 Midwest Road                     per share                                Direct
Toronto, Ontario  M1P 3A9
Canada
                                     ------------------------------------- ------------------------- ---------------

                                     Series A preferred stock, par value      0 shares                     0%
                                     $.001 per share
------------------------------------ ------------------------------------- ------------------------- ---------------

Heather Baker                        Common stock, par value $.000333         658,334 shares (3)           4.4%
7 Cedar Avenue                       per share                                (200,000 Direct)
Pointe-Claire, Quebec  H9S 4X9                                                (458,334 Indirect)
Canada                               ------------------------------------- ------------------------- ---------------

                                     Series A preferred stock, par value      616,666 shares (4)          18.5%
                                     $.001 per share                          Indirect
------------------------------------ ------------------------------------- ------------------------- ---------------

James Klein                          Common stock, par value                  350,000 shares (5)           2.35%
4057 Vendome Avenue                  $.000333 per share                       Direct
Montreal, Quebec  H4A 3N2
Canada                               ------------------------------------- ------------------------- ---------------
                                     Series A preferred stock, par value      550,000 shares              16.5%
                                     $.001 per share                          Direct
------------------------------------ ------------------------------------- ------------------------- ---------------


------------------------------------ ------------------------------------- ------------------------- ---------------

         Name and Address                                                     Amount and Nature        Percentage
        of Beneficial Owner                     Title of Class             of Beneficial Ownership   of Class (13)
        -------------------                     --------------             -----------------------   -------------
------------------------------------ ------------------------------------- ------------------------- ---------------

3073815 Canada Inc. (6)              Common stock, par value                  458,334 shares               3.09%
4625 Dobrin Street                   $.000333 per share                       Direct
St. Laurent, Quebec H4R 2P7 Canada
                                     ------------------------------------- ------------------------- ---------------

                                     Series A preferred stock, par value      616,666 shares              18.5%
                                     $.001 per share                          Direct
------------------------------------ ------------------------------------- ------------------------- ---------------

3949559 Canada Inc. (7)              Common stock, par value                  168,333 shares               1.14%
3884 Ernest Savignac                 $.000333 per share                       Direct
Montreal, Quebec  H2M 2M3
Canada                               ------------------------------------- ------------------------- ---------------

                                     Series A preferred stock, par value      216,667 shares               6.5%
                                     $.001 per share                          Direct
------------------------------------ ------------------------------------- ------------------------- ---------------

9103-3019 Quebec Inc. (8)            Common stock, par value                  358,333 shares               2.42%
147 Dufferin Road                    $.000333 per share                       Direct
Hampstead, Quebec  H3X 2Y2
Canada                               ------------------------------------- ------------------------- ---------------

                                     Series A preferred stock, par value      716,667 shares              21.5%
                                     $.001 per share                          Direct
------------------------------------ ------------------------------------- ------------------------- ---------------

Ross Harvey                          Common stock, par value                  116,666 shares                .79%
6505 Cote St. Luc, App. 7            $.000333 per share                       Direct
Cote St. Luc, Quebec  H4V 1G3
Canada                               ------------------------------------- ------------------------- ---------------

                                     Series A preferred stock, par value      233,334 shares               7%
                                     $.001 per share                          Direct
------------------------------------ ------------------------------------- ------------------------- ---------------

Tommy Kane                           Common stock, par value                  250,000 shares (9)           1.68%
13125 Ancourt Street                 $.000333 per share                       Direct
Pierrefonds, Quebec  H8Z 1R5
Canada                               ------------------------------------- ------------------------- ---------------

                                     Series A preferred stock, par value      450,000 shares              13.5%
                                     $.001 per share                          Direct
------------------------------------ ------------------------------------- ------------------------- ---------------

Steven Leroux                        Common stock, par value                  335,000 shares (10)          2.25%
571 Donegani                         $.000333 per share                       Direct
Pointe Claire, Quebec  H9R 5S1
Canada                               ------------------------------------- ------------------------- ---------------

                                     Series A preferred stock, par value      550,000 shares              16.5%
                                     $.001 per share                          Direct
------------------------------------ ------------------------------------- ------------------------- ---------------

Jonathan Farber                      Common stock, par value                  168,333 shares (11)          1.14%
8804 Ernest Savignac                 $.000333 per share                       Indirect
Montreal, Quebec  H2M 2M3
Canada                               ------------------------------------- ------------------------- ---------------

                                     Series A preferred stock, par value      216,667 shares (11)          6.5%
                                     $.001 per share                          Indirect
------------------------------------ ------------------------------------- ------------------------- ---------------

Robert S. Torokvei                   Common stock, par value                  8,000,000 shares (12)       42.49%
170 Midwest Road                     $.000333 per share                       Indirect
Toronto, Ontario  M1P 3A9
Canada                               ------------------------------------- ------------------------- ---------------

                                     Series A preferred stock, par value      0 shares                     0%
                                     $.001 per share
------------------------------------ ------------------------------------- ------------------------- ---------------

Thomas E. Torokvei                   Common stock, par value                  8,000,000 shares (12)       42.49%
170 Midwest Road                     $.000333 per share                       Indirect
Toronto, Ontario  M1P 3A9
Canada                               ------------------------------------- ------------------------- ---------------

                                     Series A preferred stock, par value      0 shares                     0%
                                     $.001 per share
------------------------------------ ------------------------------------- ------------------------- ---------------


------------------------------------ ------------------------------------- ------------------------- ---------------
         Name and Address                                                     Amount and Nature        Percentage
        of Beneficial Owner                     Title of Class             of Beneficial Ownership   of Class (13)
        -------------------                     --------------             -----------------------   -------------
------------------------------------ ------------------------------------- ------------------------- ---------------

All officers and directors as a      Common stock, par value                  9,176,667 shares            48.29%
    group (5 persons)                $.000333 per share
------------------------------------ ------------------------------------- ------------------------- ---------------

                                     Series A preferred stock, par value      1,383,333 shares            41.5%
                                     $.001 per share
------------------------------------ ------------------------------------- ------------------------- ---------------


(1) Robert Torokvei and Thomas Torokvei are the beneficial owners of Scepter Holdings, Inc.

(2)  Includes 4,000,000 shares underlying presently exercisable warrants.

(3) Includes 458,334 shares owned by 3073815 Canada, Inc., a Canadian corporation owned by Heather Baker. Also includes 100,000 shares underlying outstanding options.

(4)  Represents shares owned by 3073815 Canada Inc.

(5)  Includes 75,000 shares underlying outstanding options.

(6)  Heather Baker is the owner of 3073815 Canada Inc.

(7)  Jonathan Farber is the owner of 3949559 Canada Inc.

(8)  Miriam Farber is the owner of 9103-3019 Quebec Inc.

(9)  Includes 25,000 shares underlying outstanding options.

(10) Includes 60,000 shares underlying outstanding options.

(11) Represents shares owned by 3949559 Canada Inc.

(12) The named individuals own substantially all of the securities of Scepter Holdings, Inc. Scepter Holdings, Inc. is the owner of 4,000,000 shares and 4,000,000 presently exercisable warrants.

(13) For each beneficial owner, the "Percentage of Class" equals each owner's actual holdings of shares in that class plus shares underlying unexercised options and warrants held that are exercisable by the owner within 60 days of March 17, 2003, divided by total shares of that class outstanding on March 17, 2003, plus the above-referenced unexercised options and warrants of the referenced holder only. As at March 17, 2003, without taking into consideration the effect of exercisability of outstanding options or warrants, we had 14,829,793 shares of our common stock and 3,333,334 shares of our Series A Preferred Stock issued and outstanding.

Changes in Control

        Not Applicable.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In furtherance of our March 27, 2002 Reorganization Agreement, on April 3, 2002 Group Intercapital Inc. entered into an Assignment Agreement with Nuvo Way Inc. and us whereby Group Intercapital Inc. assigned a CDN$800,000 account receivable it had from Nuvo Way Inc. to us. We treated the assignment of the receivable to us as a contribution to capital by Group Intercapital Inc.

     In furtherance of our March 27, 2002 Reorganization Agreement, on April 3, 2002 3073815 Canada Inc., a corporation owned by Heather Baker, entered into an Assignment Agreement with Nuvo Way Inc. and us whereby 3073815 Canada Inc. assigned a CDN$75,000 account receivable it had from Nuvo Way, Inc. to us. We treated the assignment of the receivable to us as a contribution to capital by 3073815 Canada Inc.

     Pursuant to the March 27, 2002 Reorganization Agreement among us, Group Intercapital Inc., Nuvo Way, Inc., Heather Baker, and the shareholders of Nuvo Way Inc. we issued 308,334 shares of our common stock and 616,666 shares of our Series A Preferred Stock to 3073815 Canada Inc., a corporation owned by Heather Baker; 108,333 shares of our common stock and 216,667 shares of our Series A Preferred Stock to 3949559 Canada Inc., a corporation owned by Jonathan Farber; and 275,000 shares of our common stock and 550,000 shares of our Series A Preferred Stock to James Klein. We also issued 25,000 5-year stock options to each of Heather Baker and James Klein with an exercise price of $.37 per share.

     Effective June 1, 2002 we entered into a 1-year employment agreement with Heather Baker for Ms. Baker to serve as president and chief executive officer for both us and our wholly owned operating subsidiary, Vitalstate Canada Ltd. The agreement is renewable at Ms. Baker's option for an additional 1-year term. Ms. Baker received 100,000 shares of our common stock as a signing bonus under the agreement. The agreement further provides for an initial base annual salary of CDN$90,000. Ms. Baker is eligible to receive an annual bonus under the agreement payable in cash or shares of our common stock. In the event Ms. Baker's employment is terminated by us without cause we are obligated to pay Ms. Baker the equivalent of her base annual salary. In the event Ms. Baker's employment is terminated pursuant to a change in control of our corporation, we are obligated to pay Ms. Baker the equivalent of two years of her base annual salary.

     Effective June 1, 2002 we entered into a one-year consulting agreement with Kleinsult Inc., a corporation wholly owned by James Klein. Thereunder, Mr. Klein serves as secretary, treasurer and chief financial officer for both us and our wholly owned operating subsidiary, Vitalstate Canada Ltd. The agreement is renewable at Mr. Klein's option for an additional one-year term. The agreement further provides for an initial base salary of CDN$90,000. Mr. Klein is eligible to receive an annual bonus under the agreement payable in cash or shares of our common stock. In the event Mr. Klein's employment is terminated by us without case we are obligated to pay Mr. Klein the equivalent of his base annual salary. In the event Mr. Klein's employment is terminated pursuant to a change in control of our corporation, we are obligated to pay Mr. Klein the equivalent of two years of his base annual salary.

     On October 10, 2002 we issued 300,000 stock options to Heather Baker, 200,000 stock options to James Klein, and 200,000 stock options to Jonathan Farber. Each option is exercisable, upon vesting, during the 5-year period that commenced on the date of grant at an exercise price of $.69 per share. 25% of the options vest on each of April 10, 2003; October 10, 2003; April 10, 2004; and October 10, 2004.

     On November 8, 2002 we completed a private offering of 1,800,000 units at a price of $.50 per unit. Each unit consists of one share of our common stock and one warrant. Each warrant, as amended, is exercisable to purchase one share of our common stock at a price of $.50 per share for a period of two years commencing May 8, 2004. 3073815 Canada Inc., a corporation owned by Heather Baker, purchased 150,000 units in the offering by converting a $75,000 loan it had made to us in September 2002 into units.

     Effective February 27, 2003 we completed a private offering with a single investor, Scepter Holdings, Inc., an Ontario corporation. The offering involved the sale of 4,000,000 units at a price of $.50 per unit. Each unit consisted of one share of our common stock and a Special Warrant to purchase an additional share of our common stock at a price of $.50 per share during the one year period that commenced on February 27, 2003. Exercise of 2,000,000 of the Special Warrants by the holder is required however, in the event we receive from and after February 27, 2003 but prior to February 27, 2004, bona fide orders for our Actijube products from unaffiliated third parties, which orders have a wholesale selling price in excess of $500,000 in the aggregate. Exercise of the other 2,000,000 Special Warrants by the holder is required, however, upon our shipment, from and after February 27, 2003 but prior to February 27, 2004, to unaffiliated third parties, of protein energy/meal replacement bars made by us or our subsidiaries having a wholesale selling price of at least $200,000 in the aggregate.

     As part of the financing with Scepter Holdings, Inc., we agreed that as long as Scepter Holdings, Inc. owns a minimum of 5% of our outstanding common stock, it shall have the right to designate to our board of directors up to the number of directors, as a percentage of our whole board, as shall be equal to Scepter Holdings, Inc.'s percentage ownership of our outstanding common stock. This provision resulted in the appointments of Robert Torokvei and Thomas Torokvei to our board of directors effective March 4, 2003. Shareholders owning more than 50% of our outstanding common stock have agreed to vote their shares, in all future board of director elections, in favor of Scepter Holdings, Inc.'s future designees.

     We also granted Scepter Holdings, Inc. a right of first refusal, while it owns any shares of our common stock, to purchase additional shares of our common stock or debt instruments of ours, in the event that we offer to sell common stock or debt instruments to third parties in the future, in such amounts that are in proportion to Scepter Holdings, Inc.'s then existing percentage ownership in our outstanding common stock.

                       ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Financial Statements                                                       Page

Independent Auditors Report - Richter Usher & Vineberg.......................31

Consolidated Balance Sheets as at December 31, 2002 and 2001.................32

Consolidated Statement of Shareholders' Equity for
the year ended December 31, 2002.............................................33

Consolidated Statement of Operations and Comprehensive
Income for the year ended December 31, 2002, for the
eight months ended December 31, 2001 and or the period
from inception (April 18, 2001) through December 31, 2002....................36

Notes to Financial Statements................................................37

Financial Statement Schedules

     All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2002.

Exhibits

     The following exhibits are included as part of this report:

                SEC Report
                 Reference
Exhibit No.       Number                             Description
----------      ----------              ---------------------------------------

   2.1             2.1             Reorganization Agreement dated March 27, 2002 by and among Registrant,
                                   Group Intercapital Inc., Nuvo Way Inc., Heather Baker and the shareholders of Nuvo Way Inc. (1)

   2.2             2.2             Addendum to Reorganization Agreement dated April 3, 2002 by and among
                                   Registrant, Group Intercapital Inc., Nuvo Way Inc., Heather Baker and the
                                   shareholders of Nuvo Way Inc. (1)

   3.1             3.1(a)          Certificate of Incorporation of Registrant filed August 13, 1996 (2)

   3.2             3.1(b)          Certificate of Amendment to the Certificate of Incorporation filed April
                                   7, 1997 (2)

   3.3             3(i)            Certificate of Amendment to the Certificate of Incorporation filed
                                   September 20, 1999 (3)

   3.4             3.1             Certificate of Amendment to the Certificate of Incorporation filed
                                   November 20, 2000 (4)

   3.5                             Certificate of Amendment to the Certificate of Incorporation filed January
                                   29, 2001 (5)

   3.6             3.2(e)          Certificate of Amendment to the Certificate of Incorporation filed March
                                   29, 2002 (6)

   3.7             3.2(f)          Certificate of Amendment to the Certificate of Incorporation filed June 5,
                                   2002 (7)

   3.8             3.2             By-Laws of Harmony (2)

                SEC Report
                 Reference
Exhibit No.       Number                             Description
----------      ----------              ---------------------------------------

   4.1             4               Vitalstate Inc. 2002 Non-Statutory Stock Option Plan (7)

   4.2             3               Special Warrant dated February 27, 2003 issued by Registrant to Scepter
                                   Holdings, Inc. (9)

   10.1            2               Fashion Consultant Agreement dated as of December 7, 1998, by and between
                                   Tanner Companies Limited Partnership and Falene R. Gottbetter (2)

   10.2            10.1            Termination of Independent Contractor Relationship Agreement dated April
                                   5, 2002 among Registrant, Falene Gottbetter, Roberta Winley and Judy Cohen
                                   (7)

   10.3            4               Executive Employment Agreement dated as of June 1, 2002 between Registrant and Heather Baker (8)

   10.4                            Form of Indemnity Agreement between Registrant and its directors

   10.5            2               Subscription Agreement dated February 27, 2003 between Registrant and
                                   Scepter Holdings, Inc. (9)

   10.6            4               Registration Rights Agreement dated February 27, 2003 between Registrant and Scepter Holdings, Inc. (9)

   21                              Subsidiaries of Registrant

   99.1                            Certificate of Chief Executive Officer

   99.2                            Certificate of Chief Financial Officer

--------------------------------

(1) Filed with the Securities and Exchange Commission on April 11, 2002 as an exhibit numbered as indicated above, to the Registrant's Current Report on Form 8-K dated March 27, 2002 which exhibit is incorporated herein by reference.

(2) Filed with the Securities and Exchange Commission on July 22, 1999 as an exhibit, numbered as indicated above, to the Registrant's registration statement on Form 10-SB, which exhibit is incorporated herein by reference.

(3) Filed with the Securities and Exchange Commission on November 15, 1999 as an exhibit, numbered as indicated above, to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1999, which exhibit is incorporated herein by reference.

(4) Filed with the Securities and Exchange Commission on December 4, 2000 as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K dated November 22, 2000, which exhibit is incorporated herein by reference.

(5) Filed with the Securities and Exchange Commission on January 5, 2001 as an exhibit to the Registrant's Definitive Information Statement under Schedule 14C, which exhibit is incorporated herein by reference.

(6) Filed with the Securities and Exchange Commission on April 9, 2002 as an exhibit, numbered as indicated above, to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, which exhibit is incorporated herein by reference.

(7) Filed with the Securities and Exchange Commission on June 19, 2002 as an exhibit numbered as indicated above, to the Registrant's Registration Statement on Form S-8 dated June 19, 2002, which exhibit is incorporated herein by reference.

(8) Filed with the Securities and Exchange Commission on December 3, 2002 as an exhibit numbered as indicated above, to the Registrant's Registration Statement on Form S-8 dated December 3, 2002, which exhibit is incorporated herein by reference.

(9) Filed with the Securities and Exchange Commission on March 10, 2003, as an exhibit numbered as indicated above, to Schedule 13D, which exhibit is incorporated herein by reference.


                        ITEM 14. CONTROLS AND PROCEDURES

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

                                      VITALSTATE, INC.

Dated:  March 28, 2003                By:   /s/ Heather Baker
                                            -----------------------------------
                                            Heather Baker
                                            President & Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of March, 2003.




                             /s/ Heather Baker
                             --------------------------------------------------
                             Heather Baker, President, Chief Executive Officer,
                                  Chairman of the Board


                             /s/ James Klein
                             --------------------------------------------------
                             James Klein, Secretary, Treasurer, Chief Financial
                                  and Accounting Officer and Director


                             /s/ Jonathan Farber
                             --------------------------------------------------
                             Jonathan Farber, Director

Independent Auditors' Report



To the Shareholders of
Vitalstate, Inc.
 (A Company in the Development Stage)




We have audited the accompanying consolidated balance sheets of Vitalstate, Inc. (a company in the development stage) as at December 31, 2002 and December 31, 2001 and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the year ended December 31, 2002, the eight months ended December 31, 2001 and for the period from April 18, 2001 (inception) to December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2002 and December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2002, the eight months ended December 31, 2001 and for the period from April 18, 2001 (inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in note 3 to the financial statements, the Company has experienced operating losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Richter Usher & Vineberg
Chartered Accountants
General Partnership

Montreal, Quebec
January 23, 2003
(Except for note 14b, which is dated March 6, 2003)

Vitalstate, Inc.
  (A Company in the Development Stage)



Consolidated Balance Sheet
As At December 31, 2002
(Expressed in U.S. Funds)

                                                        2002          2001
--------------------------------------------------------------------------------

Assets

Current

      Cash                                           $    20,650   $   426,855
      Sundry receivable                                   18,597        11,121
      Inventories                                         61,145        -
      Deposits and prepaid expenses                      123,498         1,676
      Investment tax credits receivable                  112,581        -
--------------------------------------------------------------------------------

                                                         336,471       439,652
Fixed Assets (note 5)                                    144,699        10,656
--------------------------------------------------------------------------------


                                                     $   481,170   $   450,308
--------------------------------------------------------------------------------

Liabilities

Current

      Accounts payable and accrued liabilities           273,937        27,160
      Loans payable, shareholders                         -            172,652
      Loans payable (note 6)                             172,402       382,830
--------------------------------------------------------------------------------

                                                         446,339       582,642
--------------------------------------------------------------------------------

Commitments (note 7)

Shareholders' Equity

Capital Stock (note 8)                                     4,149            64

Additional Paid-In Capital                             1,786,113        -

Stock Options Outstanding                                227,500        -

Cumulative Foreign Currency Translation Adjustment       (52,142)        5,212

Deficit Accumulated During the Development Stage      (1,930,789)     (137,610)
--------------------------------------------------------------------------------

                                                          34,831      (132,334)
--------------------------------------------------------------------------------


                                                     $   481,170   $   450,308
--------------------------------------------------------------------------------

See accompanying notes

Vitalstate, Inc.
  (A Company in the Development Stage)

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2002
(Expressed in U.S. Funds)


                                                   Common and  Preferred Shares                           Stock
                                                                        Stated       Additional          Options
                                                       Number             Value     Paid-in Capital     Outstanding
-----------------------------------------------------------------------------------------------------------------

Balance - April 18, 2001
  (date of inception)                                       -          $     -      $     -          $     -

April 18, 2001 - issue of common shares                  10,000               64          -                -

Foreign currency translation adjustment for the period
  April 18, 2001 to
  December 31, 2001                                         -                -            -                -

Net loss for the period
  April 18, 2001 to
  December 31, 2001                                         -                -            -                -

Balance - December 31, 2001                              10,000               64          -                -

March 19, 2002 - common share split
  on a 500 to 1 basis                                 4,990,000              -            -                -

April 3, 2002 - eliminate shares issued of legal
subsidiary as per reverse takeover accounting        (5,000,000)             -            -                -

April 3, 2002 - use shares issued of legal parent
  as per reverse takeover accounting                  9,380,000              -            -                -

April 3, 2002 - delivery and cancellation
  of shares                                          (2,980,000)             -            -

April 3, 2002 - issue of common shares for
  acquisition                                         1,666,666              -            -                -

April 3, 2002 - issue of preferred shares             3,333,334            3,333          -                -

April 3, 2002 - issue of common shares for
  marketing services and royalties                      100,000               33       99,967              -


                                                                  Accumulated     Cumulative
                                                                    Deficit        Foreign
                                                                  during the       Currency            Total
                                                                Development       Translation      Shareholders'
                                                                   Stage          Adjustment          Equity
-----------------------------------------------------------------------------------------------------------------

Balance - April 18, 2001
  (date of inception)                                        $      -           $ -            $         -

April 18, 2001 - issue of common shares                             -             -                       64

Foreign currency translation adjustment for the perio
  April 18, 2001 to
  December 31, 2001                                                 -           5,212                  5,212

Net loss for the period
  April 18, 2001 to
  December 31, 2001                                            (137,610)          -                 (137,610)

Balance - December 31, 2001                                    (137,610)        5,212               (132,334)

March 19, 2002 - common share split
  on a 500 to 1 basis                                               -             -                      -

April 3, 2002 - eliminate shares issued of legal
subsidiary as per reverse takeover accounting                       -             -                      -

April 3, 2002 - use shares issued of legal parent
  as per reverse takeover accounting                                -             -                      -

April 3, 2002 - delivery and cancellation
  of shares                                                                                              -

April 3, 2002 - issue of common shares for
  acquisition                                                       -             -                      -

April 3, 2002 - issue of preferred shares                           -             -                    3,333

April 3, 2002 - issue of common shares for
  marketing services and royalties                                  -             -                  100,000


Vitalstate, Inc.
  (A Company in the Development Stage)

Consolidated Statement of Shareholders' Equity
For the Year Ended December 31, 2002
(Expressed in U.S. Funds)



                                                   Common and  Preferred Shares                           Stock
                                                                        Stated       Additional          Options
                                                       Number             Value     Paid-in Capital     Outstanding
----------------------------------------------------------------------------------------------------------------------

April 3, 2002 - assignment of receivables
as a contribution to capital (note 4)                   -         $       -         $     584,615       $     -

June 6, 2002 to August 3, 2002  - issue and
  vesting of stock options to employees                 -                 -                -                 132,000

July 25, 2002 - stock options exercised              15,000               5                18,745            (13,200)

August 7, 2002 - issue of common shares for
  marketing services                                 40,000              13                29,987             -
September 11, 2002 - issue of common shares
  for legal services                                150,000              50                74,950             -

October 8, 2002 - issue of common shares as
  settlement of loan payable                         48,127              16                17,984             -

October 10, 2002 - issue of stock options to
  non-employees                                         -                 -                -                 117,500

October 22, 2002 - stock options
  exercised                                          10,000               3                12,497             (8,800)

November 8, 2002 - issue of common
  shares for private placement                    1,800,000             599               899,401             -

December 9, 2002 - issue of common shares
  due to a director                                 100,000              33                47,967             -

Foreign currency translation adjustment for
  the year ended December 31, 2002                      -                 -                -                  -

Net loss for the year ended
  December 31, 2002                                     -                 -                -                  -
-------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2002                      13,663,127       $   4,149        $    1,786,113       $    227,500

-------------------------------------------------------------------------------------------------------------------



                                                 Accumulated     Cumulative
                                                   Deficit        Foreign
                                                 during the       Currency            Total
                                               Development       Translation      Shareholders'
                                                  Stage          Adjustment          Equity
------------------------------------------------------------------------------------------------

April 3, 2002 - assignment of receivables
as a contribution to capital (note 4)             $    -         $   -           $     584,615

June 6, 2002 to August 3, 2002  - issue and
  vesting of stock options to employees                -             -                 132,000

July 25, 2002 - stock options exercised                -             -                   5,550

August 7, 2002 - issue of common shares for
  marketing services                                   -             -                  30,000
September 11, 2002 - issue of common shares
  for legal services                                   -             -                  75,000

October 8, 2002 - issue of common shares as
  settlement of loan payable                           -             -                  18,000

October 10, 2002 - issue of stock options to
  non-employees                                        -             -                 117,500

October 22, 2002 - stock options
  exercised                                            -             -                   3,700

November 8, 2002 - issue of common
  shares for private placement                         -             -                 900,000

December 9, 2002 - issue of common shares
  due to a director                                    -             -                  48,000

Foreign currency translation adjustment for
  the year ended December 31, 2002                     -          (57,354)             (57,354)

Net loss for the year ended
  December 31, 2002                                (1,793,179)       -             (1,793,179)
----------------------------------------------------------------------------------------------

Balance - December 31, 2002                       $(1,930,789)   $(52,142)       $     34,831

----------------------------------------------------------------------------------------------

See accompanying notes

Vitalstate, Inc.
  (A Company in the Development Stage)

Consolidated Statement of Operations and Comprehensive Income
For the Year Ended December 31, 2002
(Expressed in U.S. Funds)

                                                                                               From Inception
                                                                                              (April 18, 2001)
                                                                                2001                 to
                                                               2002          (8 months)       December 31, 2002

---------------------------------------------------------------------------------------------------------------

Revenue                                                  $      -              $  -            $     -
---------------------------------------------------------------------------------------------------------------

Expenses

      Research and development                                   236,924           55,212            292,136
      Office and administration                                   83,881           23,220            107,101
      Travel                                                      89,459            4,323             93,782
      Computer and equipment rental                                3,440            2,403              5,843
      Consulting                                                 117,500           16,068            133,568
      Donations                                                 -                     129                129
      Insurance                                                    3,844              448              4,292
      Marketing                                                  305,025           16,279            321,304
      Rent                                                         7,356            7,334             14,690
      Salaries                                                   368,581          -                  368,581
      Taxes, licenses and royalties                               63,222            1,683             64,905
      Professional fees                                          269,193            6,871            276,064
      Investor relations                                          40,411          -                   40,411
      Interest and bank charges                                    8,635            2,472             11,107
      Amortization and depreciation on fixed assets               26,478            1,168             27,646
      Write-down of goodwill                                      37,230          -                   37,230
      Stock based compensation expense                           132,000          -                  132,000
---------------------------------------------------------------------------------------------------------------

Net Loss                                                      (1,793,179)        (137,610)        (1,930,789)

Foreign currency translation adjustment                          (57,354)           5,212            (52,142)
---------------------------------------------------------------------------------------------------------------

Comprehensive Income                                     $    (1,850,533)      $ (132,398)     $  (1,982,931)
---------------------------------------------------------------------------------------------------------------

Basic Weighted Average Number of
  Shares Outstanding                                          10,216,112        5,000,000          7,924,472
---------------------------------------------------------------------------------------------------------------


Basic Loss Per Common Share (note 9)                     $         (0.18)      $    (0.03)     $       (0.25)
---------------------------------------------------------------------------------------------------------------
See accompanying notes

Vitalstate, Inc.
  (A Company in the Development Stage)

Consolidated Statement of Cash Flows
For the Year Ended December 31, 2002
(Expressed in U.S. Funds)

                                                                                                 From Inception
                                                                                                 (April 18, 2001)
                                                                                2001                    to
                                                               2002           (8 months)        December 31, 2002

-----------------------------------------------------------------------------------------------------------------
Funds Provided (Used) -
    Operating Activities

        Net loss                                          $  (1,793,179)        $ (137,610)      $ (1,930,789)
        Amortization and depreciation on fixed assets            26,478              1,168             27,646
        Write-down of goodwill                                   37,230                -               37,230
        Stock-based compensation expense                        132,000                -              132,000
        Issue of stock options to non-employees                 117,500                -              117,500
        Issue of common shares for marketing
         services, royalties and legal fees                     205,000                -              205,000
-----------------------------------------------------------------------------------------------------------------

                                                             (1,274,971)          (136,442)        (1,411,413)
        Changes in non-cash operating elements
         of working capital (note 10)                           (27,477)            14,363            (13,114)
-----------------------------------------------------------------------------------------------------------------
                                                             (1,302,448)          (122,079)        (1,424,527)
-----------------------------------------------------------------------------------------------------------------


    Financing Activities

        Loans payable, shareholders                            (172,652)           172,652              -
        Loans payable                                           374,187            382,830            757,017
        Issue of capital stock                                  912,583                 64            912,647
-----------------------------------------------------------------------------------------------------------------

                                                              1,114,118            555,546          1,669,664
-----------------------------------------------------------------------------------------------------------------


    Investing Activities

        Additions to fixed assets                              (160,521)           (11,824)          (172,345)
-----------------------------------------------------------------------------------------------------------------

Foreign Currency Translation Adjustment                         (57,354)             5,212            (52,142)
-----------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                    (406,205)           426,855             20,650
Cash
    Beginning of Period                                         426,855                -                 -
-----------------------------------------------------------------------------------------------------------------


    End of Period                                         $      20,650       $    426,855      $      20,650
-----------------------------------------------------------------------------------------------------------------

See accompanying notes

Vitalstate, Inc.
(A Company in the Development Stage)

Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to
  December 31, 2002
(Expressed in U.S. Funds)



1.   Financial Statements Presentation

     Vitalstate, Inc. (the "Company") is based in Montreal, Canada and is dedicated to the development, production and sales of superior nutritional supplements. It has identified opportunities to de-commoditize nutritional supplements and render therapeutic ingredients more accessible. In addition, the Company has developed proprietary, patent-pending technology that allows active ingredients to be easier to use, mix and absorb more effectively. Although there can be no assurance that patents will ever be issued, management feels the likelihood of issuance is probable due to the positive test results attained in clinical studies.

     The Company's initial objective is to target health and fitness consumers that demand higher performance and higher quality energy, vitamin, weight-loss and supplement products.

     Although the Company has begun development, there can be no assurance that it will be able to sell, licence or market its products to third parties to generate sufficient recurring revenues to pay its operating costs and complete the development of its products.

     The Company is a development stage enterprise as defined by Financial Accounting Standards Board (FASB) Statements of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company's main activities to date have been its formation, raising capital and the development and marketing of its products. Because the Company is in the development stage, the accompanying consolidated financial statements should not be regarded as typical for normal operating periods.

     Vitalstate, Inc. prepares its consolidated financial statements in accordance with generally accepted accounting principles in the United States. This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses are recognized when incurred.

     The consolidated financial statements include the accounts of Vitalstate, Inc. and its legal subsidiary, Vitalstate Canada Ltd. All intercompany transactions and balances have been eliminated.

     On June 5, 2002, the Company changed its name from Harmony Trading Corp. to Vitalstate, Inc.

     The financial statements are expressed in U.S. funds.

Vitalstate, Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to
  December 31, 2002
(Expressed in U.S. Funds)


2.   Significant Accounting Policies

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The consolidated financial statements include estimates based on currently available information and management's judgement as to the outcome of future conditions and circumstances.

     Changes in the status of certain facts or circumstances could result in material changes to the estimates used in the preparation of financial statements and actual results could differ from the estimates and assumptions.

     Fair Value of Financial Instruments

     The carrying amounts of cash, sundry receivable, accounts payable and accrued liabilities and loans payable approximate their fair values because of the short-term nature of these instruments.

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

Vitalstate, Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to
  December 31, 2002
(Expressed in U.S. Funds)


2.   Significant Accounting Policies (Cont'd)

     Amortization and Depreciation

     On the declining balance method -

         Computer hardware                                 30%
         Computer software                                 30%
         Furniture and fixtures                            20%
         Laboratory and production equipment               30%

      On the straight-line method -

         Leasehold improvements                            over the lease term
         Domain names                                      over 3 years

     Investment Tax Credits

     Refundable investment tax credits relating to qualifying expenditures are accounted for by the cost reduction method, whereby the amount of tax credits are accounted for as a receivable and are applied as a reduction of the cost of the related expenditures. During the year, investment tax credits of approximately $14,000 were applied as a reduction of fixed assets and approximately $99,000 were applied as a reduction of research and development expenses.

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

     During the year, the balance of goodwill of $37,230 was written-off.

     Stock-based Compensation

     The Company uses the intrinsic-value method prescribed in APB No.25 "Accounting for Stock Issued to Employees" to account for employee stock options. Under the intrinsic method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Vitalstate, Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to
  December 31, 2002
(Expressed in U.S. Funds)


2.   Significant Accounting Policies (Cont'd)

     The Company uses the provisions under SFAS No.123, "Accounting for Stock-based Compensation" to account for equity instruments granted to non-employees in payment of services rendered. Such services are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

     Foreign Currency Translation

     The Company's functional currency is the Canadian dollar, however it reports its financial statements in U.S. dollars. The financial statements are translated into U.S. dollars in accordance with Statements of Financial Accounting Standards No. 52, "Foreign Currency Translation". Asset and liability accounts are translated at the rate of exchange prevailing at the balance sheet date. Shareholders' equity accounts are translated at the applicable historical rate. Revenue and expense accounts are translated at the average rate of exchange for the period. The cumulative foreign currency translation adjustment is reported as a component of shareholders' equity. The change in the cumulative foreign currency translation adjustment in the period presented is primarily due to fluctuations in the exchange rates between the Company's reporting currency and the Canadian dollar.

     New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements No. 143, "Accounting for Asset Retirement Obligations"("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We believe that SFAS 143 will not have a material effect on the consolidated financial statements.

     In August 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived" ("SFAS 144"). While SFAS 144 supersedes FASB Statement no. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of SFAS 144 in fiscal 2002 did not have a material effect on the consolidated financial statements.

Vitalstate, Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to
  December 31, 2002
(Expressed in U.S. Funds)

2.   Significant Accounting Policies (Cont'd)

     In April 2002, the FASB issued Statement no. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 4"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4") and amends other existing authoritative pronouncements As a result of SFAS 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Applying the provision of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002. We believe that adoption of SFAS 145 in fiscal 2003 will not have a material effect on the consolidated financial statements.

     In June 2002, the FASB issued Statement no. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 replaces EITF Issued No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We believe that adoption of SFAS 146 will not have a material effect on our consolidated financial statements.

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others This interpretation requires companies to recognize an initial liability for the fair value of an obligation assumed when issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the Company's consolidated financial statements.

     In December 2002, the FASB issued statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. ("SFAS 148") SFAS 148 provides alternative methods of transitioning to the fair-value method of accounting for stock-based employee compensation. SFAS 148 also amends previously issued disclosure requirements by requiring disclosure in the summary of significant accounting policies of the effect of the entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

     While SFAS 148 does not require companies to account for employee stock options using the fair-value method, the disclosure provisions of SFAS 148 are applicable to all companies with stock-based compensation, regardless of whether they account for that compensation using the fair-value method or the intrinsic-value method. The disclosure provisions are effective for fiscal years ending after December 15, 2002. The adoption of SFAS 148 is not expected to materially effect our consolidated financial statements.

Vitalstate, Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to
  December 31, 2002
(Expressed in U.S. Funds)


3.   Going Concern

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported a net loss of $1,930,789 from inception (April 18, 2001) to December 31, 2002. As reported on the statement of cash flows, the Company has reported deficient cash flows from operating activities of $1,424,527 from inception to December 31, 2002. To date, these losses and cash flow deficiencies have been financed principally through the raising of capital and issue of common shares. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

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


4.   Business Acquisition

     Effective April 3, 2002, the Company (formerly Harmony Trading Corp.), a New York corporation, acquired all of the issued and outstanding capital stock of Vitalstate Canada Ltd. (formerly Nuvo Way Inc.), making Vitalstate Canada Ltd. a wholly-owned subsidiary of the Company, in exchange for 5,000,000 shares of the Company's $0.000333 par value restricted common stock. 1,666,666 shares of the Company's common stock were delivered to the shareholders of Vitalstate Canada Ltd. on April 3, 2002 (the "Closing Date"), the closing date under this reorganization agreement. 1,666,667 shares of the Company's common stock are to be issued to the shareholders of Vitalstate Canada Ltd. on each of the first and second anniversaries of the Closing Date. On the Closing Date, the shareholders of Vitalstate Canada Ltd. also purchased an aggregate of 3,333,334 shares of Series A Preferred Stock. The Series A Preferred Stock rank pari passu with the common stock with respect to voting, dividend and liquidation rights and is automatically redeemable (at the par value) on a one-for-one basis with, and at the time of issuance of, the Company's common stock to be issued on the first and second anniversaries of the Closing Date.

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

Vitalstate, Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to
  December 31, 2002
(Expressed in U.S. Funds)


4.   Business Acquisition (Cont'd)

     iii) Vitalstate, Inc. is deemed to be acquired by Vitalstate Canada Ltd. for a consideration of $1 and this is ascribed to the 9,380,000 outstanding common shares prior to the acquisition;

     iv) the number of shares outstanding for the periods prior to the reverse takeover is deemed to be the number of shares issued by Vitalstate, Inc. to conclude the business acquisition.

     The accounting for the business combination can be summarized as follows:

-------------------------------------------------------------------------------


     Deemed consideration                                             $      1
     Assigned value of the net assets, consisting primarily of
       accounts payable, of Vitalstate, Inc.                           (37,229)
-------------------------------------------------------------------------------

      Excess of deemed consideration over the tangible net
        assets - allocated to goodwill                                $ 37,230

-------------------------------------------------------------------------------

     In connection with this business acquisition, the following transactions also occurred on April 3, 2002:

     i) Group Intercapital Inc., a Canadian corporation, delivered 2,980,000 of the 5,205,000 common shares of the Company owned by it to the Company for cancellation;

     ii) Holders of receivables from Vitalstate Canada Ltd. assigned these receivables, totalling $584,615, to the Company which treated the assignment as a contribution to capital;

     iii) The Company issued 100,000 common shares in settlement of marketing services of $40,000 and royalties of $60,000.

Vitalstate, Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to
  December 31, 2002
(Expressed in U.S. Funds)


5.   Fixed Assets

                                                           Accumulated          2002
                                                          Amortization       Net Carrying
                                             Cost       and Depreciation        Amount
-------------------------------------------------------------------------------------------

      Computer hardware                     $  40,789     $      6,720      $     34,069
      Computer software                        58,702            8,805            49,897
      Furniture and fixtures                   32,133            3,782            28,351
      Laboratory and production equipment      20,254            3,038            17,216
      Leasehold improvements                   17,542            4,679            12,863
      Domain names                              2,787              484             2,303
-------------------------------------------------------------------------------------------

                                            $ 172,207     $     27,508      $    144,699
-------------------------------------------------------------------------------------------

                                                           Accumulated          2001
                                                          Amortization       Net Carrying
                                             Cost       and Depreciation        Amount
-------------------------------------------------------------------------------------------

      Computer hardware                     $   2,774     $        277      $      2,497
      Furniture and fixtures                    2,571              171             2,400
      Leasehold improvements                    6,408              712             5,696
      Domain names                                 71                8                63
-------------------------------------------------------------------------------------------

                                            $  11,824     $      1,168      $     10,656
-------------------------------------------------------------------------------------------


6.   Loans Payable

     Included in loans payable is approximately $75,000 which bears interest at 8% per annum and is due on demand. The balance is non-interest bearing and will be converted to 200,000 units as part of the Private Placement described in note 14b.

     Interest incurred during the year on the loans amounted to approximately $2,500 (2001 - $Nil).

Vitalstate, Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to
  December 31, 2002
(Expressed in U.S. Funds)


7.   Commitments

     The minimum rental, exclusive of occupancy charges, payable under the lease for the Company's premises, based on a calendar year, is as follows:

      2003                                                          $    9,500
      2004                                                               3,200

      Under the terms of a license agreement, the Company has agreed to pay an annual license fee of approximately $1,600 for the term of the agreement which terminates in November 2018.


8.   Capital Stock

                                                                               2002              2001

------------------------------------------------------------------------------------------------------------

      Authorized -

           1,666,666  preferred shares of $0.001 par value
           3,333,334  redeemable (at the par value), voting Series A
                       preferred shares of $0.001 par value, ranking pari passu with the common shares
         200,000,000  common shares of $0.000333 par value

      Issued and outstanding -

           3,333,334  (2001 - Nil) Series A preferred shares                $    3,333       $        -
          10,329,793  (2001 - 9,330,000) common shares                             816                64
------------------------------------------------------------------------------------------------------------

                                                                            $    4,149        $       64
------------------------------------------------------------------------------------------------------------

     On April 18, 2001, the Company (formerly Nuvo Way Inc.) issued 10,000 common shares for cash consideration of $64.

     On March 19, 2002, the Company's (formerly Nuvo Way Inc.) common shares split on a 500 to 1 basis.

     On April 3, 2002, the Company received for cancellation 2,980,000 common shares as described in note 4.

     On April 3, 2002, the Company issued 1,666,666 common shares in exchange for 5,000,000 common shares of Vitalstate Canada Ltd. as described in note 4.

     On April 3, 2002, the Company issued 3,333,334 Series A preferred shares at a price of $0.001 per share as described in note 4.

Vitalstate, Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to
  December 31, 2002
(Expressed in U.S. Funds)


8.   Capital Stock (Cont'd)

     On April 3, 2002, the Company issued 100,000 common shares in settlement of marketing services of $40,000 and royalties of $60,000 as described in note
     4. The Company's shares at that date were trading on the OTC Bulletin Board at $1.15 per share. The transaction for marketing services was with third parties and the transaction for royalties was with a shareholder.

     On July 25, 2002, the Company issued 15,000 common shares as part of the stock-based compensation plan for cash consideration of $5,550.

     On August 7, 2002, the Company issued 40,000 common shares in settlement of marketing services. The Company's shares at that date were trading on the OTC Bulletin Board at $0.75 per share.

     On September 11, 2002, the Company issued 150,000 common shares in settlement of legal services. The Company's shares at that date were trading on the OTC Bulletin Board at $0.50 per share.

     On October 8, 2002, the Company issued 48,127 common shares as settlement of a loan payable of $18,000. The Company's shares at that date were trading on the OTC Bulletin Board at $0.55 per share.

     On October 22, 2002, the Company issued 10,000 common shares as part of the stock-based compensation plan for cash consideraton of $3,700.

     On November 8, 2002, the Company issued 1,800,000 common shares at $0.50 per share as part of a Private Placement. The Company's shares at that date were trading on the OTC Bulletin Board at $0.75 per share.

     On December 9, 2002, the Company issued 100,000 common shares due to a director which had previously been accounted for as a bonus payable of $48,000. The Company's shares at that date were trading on the OTC Bulletin Board at $1.18 per share.

     The legal paid-up capital of the Company differs from the recorded value due to the application of reverse takeover accounting on April 3, 2002.

     Warrants

     On November 8, 2002, the Company issued 1,800,000 share purchase warrants as part of a Private Placement. Each warrant is exercisable for the purchase of one common share at any time during the two year period commencing on May 8, 2004 at a price of $0.50 per share.

Vitalstate, Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to
  December 31, 2002
(Expressed in U.S. Funds)


8.   Capital Stock (Cont'd)

     Stock Option Plan

     In 2002, the Company adopted a stock option plan under which the Company may grant options to employees, non-employee directors, consultants and advisors of the Company or any subsidiary company to purchase common shares. In the case of consultants and advisors of the Company, options are only granted if bona fide services have been or are to be rendered by such consultant or advisor and such services are not in connection with the offer of sale of securities in a capital raising transaction. The maximum number of common shares which may be issued pursuant to the stock option plan shall not exceed 2,250,000 shares. The option price shall be determined by the Board of Directors of the Company or by a committee chosen by the Board of Directors at the time of the grant of the options. The term and vesting period of the options granted shall be determined by the Board of Directors or by its chosen committee.

     On June 6, 2002, the Company granted options to seven employees to purchase up to 150,000 common shares, in aggregate, of the Company. The exercise price of the options is $0.37 per common share which is below the market price of $1.25 on the date of grant. The expiration date of the options is five years from the date of grant and the options vest 50% on the grant date, 25% on July 3, 2002 and 25% on August 3, 2002.

     On October 10, 2002, the Company granted options to twenty-three employees, non-employee directors, advisory board members and consultants to purchase up to 2,085,000 common shares, in aggregate, at an exercise price of $0.69 per common share which is equal to the market price on the date of grant. The expiration date of the options is five years from the date of grant and the options vest 25% on April 10, 2003, 25% on October 10, 2003, 25% on April 10, 2004 and 25% on October 10, 2004 except for 125,000 options which 100% vest on the grant date.

     As at December 31, 2002, 2,210,000 (2001 - Nil) options were outstanding of which 250,000 were exercisable.

     The number of options has varied as follows:

                                                                    Weighted
                                                                     Average
                                                   Options       Exercise Price
--------------------------------------------------------------------------------


      Balance outstanding - January 1, 2002           -          $     -
      Granted                                       2,235,000           0.67
      Exercised                                        25,000           0.37
      Balance outstanding - December 31, 2002       2,210,000           0.67
      Balance exercisable - December 31, 2002         250,000           0.53

Vitalstate, Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to
  December 31, 2002
(Expressed in U.S. Funds)


9.   Loss per Share

     Basic loss per share is calculated based on the weighted average number of shares outstanding during the period. The fully diluted loss per share has not been calculated as it would be anti-dilutive.


10.  Statement of Cash Flows Additional Information

     Changes in non-cash operating elements of working capital:

                                                      2002            2001
-------------------------------------------------------------------------------


      Sundry receivable                           $    (7,476)    $   (11,121)
      Inventories                                     (61,145)         -
      Deposits and prepaid expenses                  (121,822)         (1,676)
      Investment tax credits receivable              (112,581)         -
      Accounts payable and accrued liabilities        275,547          27,160
-------------------------------------------------------------------------------


                                                  $   (27,477)    $    14,363

-------------------------------------------------------------------------------

     Cash interest paid during the year amounted to $2,424 (2001 - $1,987).

     Non-cash investing and financing activities are as follows:

          On April 3, 2002, the Company received an assignment of receivables of $584,615 from the holders as a contribution to capital.

          On October 8, 2002, the Company issued 48,127 common shares as settlement of a loan payable of $18,000.

          On December 9, 2002, the Company issued 100,000 common shares due to a director which had previously been accounted for as a bonus payable of $48,000.


11.  Income Taxes

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

Vitalstate, Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to
  December 31, 2002
(Expressed in U.S. Funds)


11.  Income Taxes (Cont'd)

     As at December 31, 2002, there was a tax loss of approximately $1,330,000 that may be applied against earnings of future years, not later than as follows:

      ------------------------------------------------------------------------

      2008                                              $      280,000
      2009                                                   1,050,000
      ------------------------------------------------------------------------

                                                        $    1,330,000
      ------------------------------------------------------------------------


12.  Related Party Transactions

     The following table summarizes the Company's related party transactions, measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

                                                                              2002         2001
      -------------------------------------------------------------------------------------------


      Paid to companies of which a shareholder of the Company is a shareholder:
        Research and development expenses                               $    64,700     $ 31,100
        Office and administration expenses                                    8,600        9,400
        Consulting expenses                                                  -            16,100
        License expenses                                                      1,600        1,600
      Paid to a member of the immediate family of a shareholder:
        Rent expense                                                          7,300        7,300


13.  Supplementary Information

     Stock-Based Compensation

     Pro-forma information regarding net earnings and earnings per share is required by Statement of Financial Accounting Standards No. 123 ("FAS 123") and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options and rights was estimated at the date of grant using the Black-Scholes option pricing model.

Vitalstate, Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to
  December 31, 2002
(Expressed in U.S. Funds)


13.  Supplementary Information (Cont'd)

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

     The Company adopted its stock option plan in 2002 and the following outlines the impact and the assumptions used if the compensation for the Company stock options was determined under the fair-value based method using the Black-Scholes option pricing model:

      ------------------------------------------------------------------------


      Net loss, as reported                               $  (1,850,533)
      Pro forma impact                                         (212,600)
      ------------------------------------------------------------------------

      Pro forma net loss                                     (2,063,133)
      ------------------------------------------------------------------------

      Pro forma basic loss per share                      $       (0.20)
      ------------------------------------------------------------------------

      Assumptions used in Black Scholes options pricing model:

      Expected dividend yield                                       0.00 %
      Expected volatility                                         117.00 %
      Risk-free interest rate                                       3.85 %
      Expected life (years)                                         3.2
      ------------------------------------------------------------------------

     The grant-date fair value of options granted during the year is as follows:

          For options with an exercise price less than
          the market price of the stock on grant date              $ 1.24

          For options with an exercise price equal to
          the market price of the stock on grant date              $ 0.47

Vitalstate, Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to
  December 31, 2002
(Expressed in U.S. Funds)


14.  Subsequent Events

     On March 6, 2003, the Company announced that it has completed:

     a) An Equity Financing of $2,000,000. The Company has issued 4,000,000 units at a price of $0.50 each. Each unit is comprised of one common share and one special warrant. Each special warrant entitles the holder to purchase one common share at a price of $0.50, for a maximum period of 1 year commencing on February 27, 2003. Exercise of the special warrants is required to be made by the holder in the event the Company reaches certain milestones relating to product order and shipments prior to February 27, 2004.

     b) A debt conversion of $250,000. The Company has issued 500,000 units against the debt. Each Unit is comprised of one common share and one warrant. Each warrant entitles the holder to purchase one common share at a price of $0.50, for a maximum period of 2 years commencing on August 28, 2004. As part of the debt conversion, $100,000 of loans payable as at December 31, 2002 were converted to 200,000 units.

                                 CERTIFICATIONS

         I, Heather Baker, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Vitalstate, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   March 28, 2003                             /s/ Heather Baker
                                                   ---------------------------
                                                    Heather Baker
                                                     Principal Executive Officer

                                 CERTIFICATIONS

         I, James Klein, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Vitalstate, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   March 28, 2003                              /s/ James Klein
                                                    ----------------------------
                                                     James Klein
                                                     Principal Financial Officer

Exhibit Index:

                  SEC Report
                   Reference
Exhibit No.         Number                                      Description                                  Page
-----------       ----------       -----------------------------------------------------------------         ----
   2.1            2.1              Reorganization Agreement dated March 27, 2002 by and among
                                   Registrant, Group Intercapital Inc., Nuvo Way Inc., Heather Baker
                                   and the shareholders of Nuvo Way Inc. (1)

   2.2            2.2              Addendum to Reorganization Agreement dated April 3, 2002 by and among Registrant, Group Intercapital Inc., Nuvo Way Inc., Heather
                                   Baker and the shareholders of Nuvo Way Inc. (1)

   3.1            3.1(a)           Certificate of Incorporation of Registrant filed August 13, 1996 (2)

   3.2            3.1(b)           Certificate of Amendment to the Certificate of Incorporation filed
                                   April 7, 1997 (2)

   3.3            3(i)             Certificate of Amendment to the Certificate of Incorporation filed
                                   September 20, 1999 (3)

   3.4            3.1              Certificate of Amendment to the Certificate of Incorporation filed
                                   November 20, 2000 (4)

   3.5            --               Certificate of Amendment to the Certificate of Incorporation filed
                                   January 29, 2001 (5)

   3.6            3.2(e)           Certificate of Amendment to the Certificate of Incorporation filed
                                   March 29, 2002 (6)

   3.7            3.2(f)           Certificate of Amendment to the Certificate of Incorporation filed
                                   June 5, 2002 (7)

   3.8            3.2              By-Laws of Harmony (2)

   4.1            4                Vitalstate Inc. 2002 Non-Statutory Stock Option Plan (7)

   4.2            3                Special Warrant dated February 27, 2003 issued by Registrant to
                                   Scepter Holdings, Inc. (9)

   10.1           2                Fashion Consultant Agreement dated as of December 7, 1998, by and between Tanner Companies Limited Partnership and Falene R.
                                   Gottbetter (2)


                  SEC Report
                   Reference
Exhibit No.         Number                                      Description                                  Page
-----------       ----------       -----------------------------------------------------------------         ----
   10.2           10.1             Termination of Independent Contractor Relationship Agreement dated
                                   April 5, 2002 among Registrant, Falene Gottbetter, Roberta Winley and Judy Cohen (7)

   10.3           4                Executive Employment Agreement dated as of June 1, 2002 between
                                   Registrant and Heather Baker (8)

   10.4                            Form of Indemnity Agreement between Registrant and its directors

   10.5           2                Subscription Agreement dated February 27, 2003 between Registrant and Scepter Holdings, Inc. (9)

   10.6           4                Registration Rights Agreement dated February 27, 2003 between
                                   Registrant and Scepter Holdings, Inc. (9)

   21                              Subsidiaries of Registrant                                              57

   99.1                            Certificate of Chief Executive Officer                                  58

   99.2                            Certificate of Chief Financial Officer                                  59
----------------------------------------------------------------------------------------------

(1) Filed with the Securities and Exchange Commission on April 11, 2002 as an exhibit numbered as indicated above, to the Registrant's Current Report on Form 8-K dated March 27, 2002 which exhibit is incorporated herein by reference.

(2) Filed with the Securities and Exchange Commission on July 22, 1999 as an exhibit, numbered as indicated above, to the Registrant's registration statement on Form 10-SB, which exhibit is incorporated herein by reference.

(3) Filed with the Securities and Exchange Commission on November 15, 1999 as an exhibit, numbered as indicated above, to the Registrant's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1999, which exhibit is incorporated herein by reference.

(4) Filed with the Securities and Exchange Commission on December 4, 2000 as an exhibit, numbered as indicated above, to the Registrant's Current Report on Form 8-K dated November 22, 2000, which exhibit is incorporated herein by reference.

(5) Filed with the Securities and Exchange Commission on January 5, 2001 as an exhibit to the Registrant's Definitive Information Statement under
        Schedule 14C, which exhibit is incorporated herein by reference.

(6) Filed with the Securities and Exchange Commission on April 9, 2002 as an exhibit, numbered as indicated above, to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, which exhibit is incorporated herein by reference.

(7) Filed with the Securities and Exchange Commission on June 19, 2002 as an exhibit numbered as indicated above, to the Registrant's Registration Statement on Form S-8 dated June 19, 2002, which exhibit is incorporated herein by reference.

(8) Filed with the Securities and Exchange Commission on December 3, 2002 as an exhibit numbered as indicated above, to the Registrant's Registration Statement on Form S-8 dated December 3, 2002, which exhibit is incorporated herein by reference.

(9) Filed with the Securities and Exchange Commission on March 10, 2003, as an exhibit numbered as indicated above, to Schedule 13D, which exhibit is incorporated herein by reference.