Form 10QSB
period 2003-03-31
VITALSTATE INC
filed 2003-05-20
CIK 1085106

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended: MARCH 31, 2003
                                                   --------------

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

                  2191 HAMPTON AVENUE, MONTREAL, QUEBEC H4A 2K5
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (514) 369-4221
                           ---------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year If Changed
                               Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 16,496,460 AS OF MAY 16, 2003

     Transitional Small Business Disclosure Format (check one). Yes   ; No X
                                                                   ---    ---

                                VITALSTATE, INC.
                                 MARCH 31, 2003
                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                              Page
                                                                              ----

Special Note Regarding Forward Looking Statements..............................3

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................4
Item 2.  Plan of Operation....................................................15
Item 3   Controls and Procedures..............................................15

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................16
Item 2.  Changes in Securities and Use of Proceeds............................16
Item 5   Other Information....................................................17
Item 6.  Exhibits and Reports on Form 8-K.....................................17

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

     In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                                PAGE
                                                                                ----
     Balance Sheets as of March 31, 2003 and December 31, 2002....................4

     Consolidated Statement of Shareholders' Equity for the three months ended March 31, 2003 ..................................................5

     Consolidated Statements of Operations and Comprehensive Income for the
           three months ended March 31, 2003, the three months ended March
           31, 2002 and the period from inception
           (April 18, 2001) to March 31, 2003 and March 31, 2002..................8

     Consolidated Statements of Cash Flows for the three months ended March
           31, 2003, the three months ended March 31, 2002 and the period from inception (April 18, 2001) to March 31, 2003
           and March 31, 2002.....................................................9

     Notes to Financial Statements...............................................10

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

                                                                                    MARCH 31,       December 31,
                                                                                      2003              2002
                                                                                  (UNAUDITED)        (Audited)
-------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT

      Cash                                                                       $    1,548,541   $        20,650
      Sundry receivable                                                                  48,145            18,597
      Inventories                                                                        65,719            61,145
      Deposits and prepaid expenses                                                     120,937           123,498
      Investment tax credits receivable                                                 105,600           112,581
-------------------------------------------------------------------------------------------------------------------
                                                                                      1,888,942           336,471
FIXED ASSETS                                                                            166,693           144,699
-------------------------------------------------------------------------------------------------------------------
                                                                                 $    2,055,635   $       481,170
===================================================================================================================

LIABILITIES

CURRENT

      Accounts payable and accrued liabilities                                          300,476           273,937
      Loans payable                                                                      35,292           172,402
-------------------------------------------------------------------------------------------------------------------
                                                                                        335,768           446,339
-------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

CAPITAL STOCK (note 3)                                                                    5,648             4,149

ADDITIONAL PAID-IN CAPITAL                                                            4,034,614         1,786,113

STOCK OPTIONS OUTSTANDING                                                               227,500           227,500

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                     (21,518)          (52,142)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                    (2,526,377)       (1,930,789)
-------------------------------------------------------------------------------------------------------------------
                                                                                      1,719,867            34,831
-------------------------------------------------------------------------------------------------------------------
                                                                                 $    2,055,635   $       481,170
===================================================================================================================

See accompanying notes

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

                                                             Common and Preferred Shares                              Stock
                                                                                 Stated         Additional           Options
                                                               Number             Value       Paid-in Capital      Outstanding
------------------------------------------------------------------------------------------------------------------------------
BALANCE - APRIL 18, 2001
  (DATE OF INCEPTION)                                          -                $   -           $     -               $   -

April 18, 2001 - issue of common shares                         10,000              64                -                   -

Foreign currency translation adjustment for the
  period April 18, 2001 to December 31, 2001                   -                    -                 -                   -

Net loss for the period
  April 18, 2001 to December 31, 2001                          -                    -                 -                   -
------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001                                     10,000              64                -                   -

March 19, 2002 - common share split
  on a 500 to 1 basis                                        4,990,000              -                 -                   -

April 3, 2002 - eliminate shares issued of legal
  subsidiary as per reverse
takeover accounting(5,000,000)                                 -                    -                 -                   -

April 3, 2002 - use shares issued of legal parent
  as per reverse takeover accounting                         9,380,000              -                 -                   -

April 3, 2002 - delivery and cancellation of shares         (2,980,000)             -                 -                   -

April 3, 2002 - issue of common shares for
  acquisition                                                1,666,666              -                 -                   -

April 3, 2002 - issue of preferred shares                    3,333,334           3,333                -                   -

April 3, 2002 - issue of common shares for
  marketing services and royalties                             100,000              33             99,967                 -


                                                            Accumulated
                                                              Deficit           Foreign
                                                            during the         Currency            TOTAL
                                                            Development       Translation      SHAREHOLDERS'
                                                               Stage          Adjustment          EQUITY
------------------------------------------------------------------------------------------------------------
BALANCE - APRIL 18, 2001
  (DATE OF INCEPTION)                                       $     -             $   -             $   -

April 18, 2001 - issue of common shares                           -                 -                  64

Foreign currency translation adjustment for the
  period April 18, 2001 to December 31, 2001                      -               5,212             5,212

Net loss for the period
April 18, 2001 to December 31, 2001                          (137,610)              -            (137,610)
------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001                                  (137,610)            5,212          (132,334)

March 19, 2002 - common share split
  on a 500 to 1 basis                                             -                 -                 -

April 3, 2002 - eliminate shares issued of legal
  subsidiary as per reverse takeover accounting                   -                 -                 -

April 3, 2002 - use shares issued of legal parent
  as per reverse takeover accounting                              -                 -                 -

April 3, 2002 - delivery and cancellation of shares               -                 -                 -

April 3, 2002 - issue of common shares for
  acquisition                                                     -                 -                 -

April 3, 2002 - issue of preferred shares                         -                 -               3,333

April 3, 2002 - issue of common shares for
  marketing services and royalties                                -                 -             100,000


VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)


                                                      Common and Preferred Shares                            Stock
                                                                         Stated         Additional          Options
                                                       Number             Value       Paid-in Capital     Outstanding
---------------------------------------------------------------------------------------------------------------------
April 3, 2002 - assignment of receivables as a
  contribution to capital                                    -            $   -         $  584,615       $     -
June 6, 2002 to August 3, 2002  - issue and
  vesting of stock options to employees                      -                -                -           132,000
July 25, 2002 - stock options exercised                   15,000                5           18,745         (13,200)
August 7, 2002 - issue of common shares
  for marketing services                                  40,000               13           29,987             -
September 11, 2002 - issue of common shares
  for legal services                                     150,000               50           74,950             -
October 8, 2002 - issue of common shares
  as settlement of loan payable                           48,127               16           17,984             -
October 10, 2002 - issue of stock options to
  non-employees                                              -                -                -           117,500
October 22, 2002 - stock options
  exercised                                               10,000                3           12,497          (8,800)
November 8, 2002 - issue of common
  shares for private placement                         1,800,000              599          899,401             -
December 9, 2002 - issue of common shares
  due to a director                                      100,000               33           47,967             -
Foreign currency translation adjustment
  for the year ended December 31, 2002                       -                -                -               -
Net loss for the year ended
  December 31, 2002                                          -                -                -               -
---------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002 (AUDITED)                 13,663,127          $ 4,149       $1,786,113       $ 227,500


                                                        Accumulated       Cumulative
                                                          Deficit           Foreign
                                                        during the         Currency            TOTAL
                                                        Development       Translation      SHAREHOLDERS'
                                                           Stage          Adjustment          EQUITY
---------------------------------------------------------------------------------------------------------
April 3, 2002 - assignment of receivables as a
  contribution to capital                              $       -         $       -        $   584,615
June 6, 2002 to August 3, 2002  - issue and
  vesting of stock options to employees                        -                 -            132,000
July 25, 2002 - stock options exercised                        -                 -              5,550
August 7, 2002 - issue of common shares
  for marketing services                                       -                 -             30,000
September 11, 2002 - issue of common shares
  for legal services                                           -                 -             75,000
October 8, 2002 - issue of common shares
  as settlement of loan payable                                -                 -             18,000
October 10, 2002 - issue of stock options to
  non-employees                                                -                 -            117,500
October 22, 2002 - stock options
  exercised                                                    -                 -              3,700
November 8, 2002 - issue of common
  shares for private placement                                 -                 -            900,000
December 9, 2002 - issue of common shares
  due to a director                                            -                 -             48,000
Foreign currency translation adjustment
  for the year ended December 31, 2002                         -             (57,354)         (57,354)
Net loss for the year ended
  December 31, 2002                                     (1,793,179)              -         (1,793,179)
---------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002 (AUDITED)                  $(1,930,789)      $   (52,142)         $34,831


VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)




                                                    Common and Preferred Shares                             Stock
                                                                        Stated         Additional          Options
                                                      Number             Value       Paid-in Capital     Outstanding
------------------------------------------------------------------------------------------------------------------------
February 28, 2003 - issue of common shares           4,000,000        $   1,332      $   1,998,668         $    -

March 13, 2003 -  issue of common shares               500,000              167            249,833              -

Foreign currency translation adjustment for
  the three months ended March 31, 2003                    -                -                  -                -

Net loss for the three months ended
  March 31, 2003                                           -                -                  -                -
------------------------------------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 2003                            18,163,127        $   5,648      $   4,034,614         $227,500
========================================================================================================================

                                                     Accumulated       Cumulative
                                                       Deficit           Foreign
                                                     during the         Currency              TOTAL
                                                     Development       Translation         SHAREHOLDERS'
                                                        Stage           Adjustment            EQUITY
--------------------------------------------------------------------------------------------------------
February 28, 2003 - issue of common shares           $       -           $      -          $ 2,000,000

March 13, 2003 -  issue of common shares                     -                  -              250,000

Foreign currency translation adjustment for
  the three months ended March 31, 2003                      -               30,624             30,624

Net loss for the three months ended
  March 31, 2003                                        (595,588)               -             (595,588)
--------------------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 2003                             $(2,526,377)        $  (21,518)       $ 1,719,867
========================================================================================================


See accompanying notes

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)
CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

                                                                                                               FROM INCEPTION
                                                             MARCH 31,                 March 31,              (APRIL 18, 2001)
                                                               2003                      2002                        TO
                                                             3 MONTHS                  3 months                MARCH 31, 2003
------------------------------------------------------------------------------------------------------------------------------
REVENUE                                                      $     -                  $      -                 $       -
------------------------------------------------------------------------------------------------------------------------------
EXPENSES

      Research and development                                 129,152                    19,055                   421,288
      Office and administration                                 19,072                    28,849                   126,173
      Travel                                                    16,850                    14,240                   110,632
      Computer and equipment rental                                695                     1,193                     6,538
      Consulting                                                26,649                       -                     160,217
      Donations                                                    -                         -                         129
      Insurance                                                 10,146                       -                      14,438
      Marketing                                                 27,983                    64,660                   349,287
      Rent                                                       2,807                     3,708                    17,497
      Salaries                                                 191,071                    38,931                   559,652
      Taxes, licenses and royalties                                821                     1,284                    65,726
      Professional fees                                        156,288                    39,712                   432,352
      Investor relations                                           -                         -                      40,411
      Interest and bank charges                                  1,925                       936                    13,032
      Amortization and depreciation on fixed assets             12,129                     8,535                    39,775
      Write-down of goodwill                                       -                         -                      37,230
      Stock based compensation expense                             -                         -                     132,000
------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                                      (595,588)                 (221,103)               (2,526,377)

Foreign currency translation adjustment                         30,624                    (2,271)                  (21,518)
------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                       $  (564,964)               $ (223,374)              $(2,547,895)
==============================================================================================================================
BASIC WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                        15,190,905                 5,000,000                 8,357,683
------------------------------------------------------------------------------------------------------------------------------
BASIC LOSS PER COMMON SHARE (note 4)                       $     (0.04)                    (0.04)                    (0.30)
==============================================================================================================================


See accompanying notes

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

                                                                   MARCH 31,        March 31,     (APRIL 18, 2001)
                                                                     2003             2002               TO
                                                                   3 MONTHS         3 months       MARCH 31, 2003
-------------------------------------------------------------------------------------------------------------------
FUNDS PROVIDED (USED) -

    Operating Activities

        Net loss                                                 $ (595,588)        $(221,103)      $ (2,526,377)
        Amortization and depreciation on fixed assets                12,129             8,535             39,775
        Write-down of goodwill                                          -                 -               37,230
        Stock-based compensation expense                                -                 -              132,000
        Issue of stock options to non-employees                         -                 -              117,500
        Issue of common shares for marketing
         services, royalties and legal fees                             -                 -              205,000
        Foreign currency translation adjustment                      30,624            (2,271)           (21,518)
-----------------------------------------------------------------------------------------------------------------

                                                                   (552,835)         (214,839)        (2,016,390)

        Changes in non-cash operating elements
         of working capital                                           1,959            (3,109)           (11,155)
-----------------------------------------------------------------------------------------------------------------

                                                                   (550,876)         (217,948)        (2,027,545)
-----------------------------------------------------------------------------------------------------------------

    FINANCING ACTIVITIES

        Loans payable                                              (137,110)         (100,370)           619,907
        Issue of capital stock                                    2,250,000           -                3,162,647
-----------------------------------------------------------------------------------------------------------------

                                                                  2,112,890          (100,370)         3,782,554
-----------------------------------------------------------------------------------------------------------------

    INVESTING ACTIVITIES

        Additions to fixed assets                                   (34,123)          (75,242)          (206,468)
-----------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                       1,527,891          (393,560)         1,548,541
CASH
    BEGINNING OF PERIOD                                              20,650           426,855               -
-----------------------------------------------------------------------------------------------------------------

    END OF PERIOD                                                $1,548,541         $  33,295       $  1,548,541
=================================================================================================================

See accompanying notes

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO MARCH 31, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)


1.   FINANCIAL STATEMENTS PRESENTATION

     These interim consolidated financial statements have been prepared by the Company without audit and in accordance with accounting principles generally accepted in the United States, using the same accounting policies and methods of computation as were used for the consolidated financial statements for the year ended December 31, 2002.

     These interim consolidated financial statements do not include all the disclosures required by accounting principles generally accepted in the United States in annual financial statements and accordingly, should be read in conjunction with the consolidated financial statements for the year ended December 31, 2002 contained in the Company's most recent Form 10-KSB.

2.   GOING CONCERN

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported a net loss of $2,526,377 from inception (April 18, 2001) to March 31, 2003. As reported on the statement of cash flows, the Company has reported deficient cash flows from operating activities of $2,027,545 from inception (April 18, 2001) to March 31, 2003. To date, these losses and cash flow deficiencies have been financed principally through the raising of capital and issue of common shares. Additional capital and/or borrowings may be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

     3. CAPITAL STOCK

                                                                                    MARCH 31,       December 31,
                                                                                      2003              2002
                                                                                   (UNAUDITED)        (Audited)
-------------------------------------------------------------------------------------------------------------------
      Authorized -

           1,666,666  preferred shares of $0.001 par value
           3,333,334  redeemable (at the par value), voting Series A
                      preferred shares of $0.001 par value, ranking pari passu with the common shares
         200,000,000  common shares of $0.000333 par value

      Issued and outstanding -

         3,333,334  (December 31, 2002 - 3,333,334) Series A preferred
                    shares                                                          $   3,333       $    3,333
        14,829,793  (December 31, 2002 - 10,329,793) common shares                      2,315              816
-------------------------------------------------------------------------------------------------------------------
                                                                                    $   5,648       $    4,149
===================================================================================================================

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO MARCH 31, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)


3.   CAPITAL STOCK (CONT'D)

     On February 28, 2003, the Company issued 4,000,000 shares at $0.50 per share as part of an equity financing. The Company's shares at that date were trading on the OTC Bulletin Board at $0.80 per share.

     On March 13, 2003, the Company issued 500,000 shares at $0.50 per share as part of a debt conversion. The Company's shares at that date were trading on the OTC Bulletin Board at $0.80 per share.

     The legal paid-up capital of the Company differs from the recorded value due to the application of reverse takeover accounting on April 3, 2002.

     WARRANTS

     On February 28, 2003, the Company issued 4,000,000 special warrants as part of an equity financing. Each special warrant is exercisable for the purchase of one common share at a price of $0.50, for a maximum period of 1 year commencing on February 28, 2003. Exercise of the special warrants is required to be made by the holder in the event the Company reaches certain milestones relating to product orders and shipments prior to February 27, 2004.

     On March 13, 2003, the Company issued 500,000 warrants as part of a debt conversion. Each warrant is exercisable for the purchase of one common share at a price of $0.50, for a maximum period of 2 years commencing on August 28, 2004.

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

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO MARCH 31, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)


3.   CAPITAL STOCK (CONT'D)

     As at March 31, 2003, 2,160,000 (December 31, 2002 - 2,210,000) options were outstanding of which 250,000 were exercisable.

     The number of options has varied as follows:

                                                                                                       Weighted
                                                                                                        Average
                                                                                      Shares        Exercise Price
------------------------------------------------------------------------------------------------------------------
     Balance outstanding - January 1, 2003                                           2,210,000      $       0.67
     Cancelled                                                                          50,000              0.69
     Balance outstanding - March 31, 2003                                            2,160,000              0.67
     Balance exercisable -  March 31, 2003                                             250,000              0.53


4.   LOSS PER SHARE

     Basic loss per share is calculated based on the weighted average number of shares outstanding during the period. The fully diluted loss per share has not been calculated as it would be anti-dilutive.

5.   SUPPLEMENTARY INFORMATION

     STOCK-BASED COMPENSATION

     For purposes of pro-forma disclosures, the estimated fair value of the options, using the Black-Scholes option pricing model, is amortized to expense over the options' vesting period. The Company's pro-forma information follows:

                                                                                                     FROM INCEPTION
                                                               MARCH 31,           March 31,        (APRIL 18, 2001)
                                                                 2003                2002                  TO
                                                               3 MONTHS            3 months          MARCH 31, 2003
--------------------------------------------------------------------------------------------------------------------
      Pro-forma net loss                                       $(659,552)         $ (223,574)       $  (2,855,082)
--------------------------------------------------------------------------------------------------------------------
      Pro-forma basic loss
        per share                                              $   (0.04)         $    (0.04)       $       (0.34)
====================================================================================================================

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO MARCH 31, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)


6.   SUBSEQUENT EVENTS

     Subsequent to March 31, 2003 the Company entered into an agreement to sell an undisclosed number of units of its products over a period of three years. In accordance with the agreement, the Company received a prepayment of $525,000 and an additional amount of $525,000 was placed in escrow.

     At this time, it is not possible to estimate the net impact of this agreement on operations.

ITEM 2. PLAN OF OPERATION

We are a development stage company. Except as disclosed in Item 5 hereof, we have not achieved any revenues or product sales to date. Production of our first commercial products which are nutritional supplements will commence during the second quarter of 2003. In connection therewith, we are presently preparing marketing and sales materials, and packaging and advertising programs. Additionally, systems are being put in place for the purpose of allowing us to successfully process orders as they arrive.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On April 9, 2003 Dreampak LLC ("Dreampak") brought an action against our wholly-owned subsidiary, Vitalstate Canada Ltd. ("Vitalstate Canada") in the US District Court for the Eastern District of Wisconsin (Civil Action No.: 03 C
0303) seeking a declaratory judgment that Dreampak was not in violation of a May 13, 2002 confidentiality agreement ( the "Confidentiality Agreement") between the parties. On April 22, 2003, Vitalstate Canada brought an action in the US District Court for the District of New Jersey (Civil Action No.: 03-CV-01760
(JAG)) asserting claims for breach of the Confidentiality Agreement, misappropriation of trade secrets, breach of fiduciary duty and tortious interference with prospective business relations. Following the filing of the New Jersey action, Dreampak filed an amended complaint in the Wisconsin action alleging Vitalstate Canada had misappropriated Dreampak's trade secrets by incorporating information learned from Dreampak into our creatine based nutritional supplement product. On May 6, 2003, Vitalstate Canada filed an amended complaint in the New Jersy action (i) seeking a declaratory judgement that we are not violating any rights of Dreampak, and (ii) making a business disparagement claim based on Dreampak's false assertion to our contract manufacturer that their manufacture of our "Actijube" products involves them in a theft of trade secrets.

     These actions arise out of Dreampak and Vitalstate's attempts to negotiate a manufacture and supply agreement during the time period April 2002 through March 2003. Vitalstate Canada approached Dreampak in April 2002 to negotiate a contract for Dreampak to produce a specific creatine-based product utilizing our "ActiJube" delivery system. As part of the negotiations, the parties entered into the Confidentiality Agreement and did trial run small-scale productions of the product. In reliance on the Confidentiality Agreement, Vitalstate Canada revealed to Dreampak various aspects of our proprietary "ActiJube" technology. Negotiations later broke down and Vitalstate Canada has since entered into a manufacture and supply agreement with another manufacturer. Soon after negotiations broke down, Vitalstate Cananda discovered that Dreampak was marketing a product called Creatine Crunch, which is almost identical, in terms of its delivery system, to our "ActiJube" system. Dreampak had not previously marketed a product utilizing a similar delivery system and it is our firm belief, based upon our discussions with them, that Dreampak had no pre-existing knowledge of how to develop and produce such a delivery system prior to our disclosures to them.

     In the New Jersey action, Vitalstate Canada has obtained a temporary restraining order enjoining Dreampak from marketing and producing Creatine Crunch. The parties are currently briefing Vitalstate Canada's application for a preliminary injunction granting the same relief. Oral argument is scheduled for June 12, 2003. In the Wisconsin action, Dreampak moved for a temporary restraining order enjoining Vitalstate Canada from prosecuting its claims in the New Jersey action. The Dreampak application for a temporary restraining order was denied on May 19, 2003. Although we expect to prevail in these actions, we can offer no assurance that this will be the case.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 5. OTHER INFORMATION

     Effective April 10, 2003, we entered into a Product Supply and License Agreement (the "Agreement") with Rexall Sundown, Inc. The Agreement grants Rexall the exclusive, worldwide right to advertise, promote, package, and sell a creatine based, sports nutrition supplement utilizing our proprietary "ActiJube" delivery system. The Agreement has a 3 year term, and assuming Rexall remains in material compliance with the terms and conditions of the Agreement, grants Rexall the right, but not the obligation, to renew the Agreement for 2 additional 1 year periods. Under the Agreement, Rexall is obligated to satisfy minimum product purchase requirements totaling $9,190,000 for the 3 year term, with the first year purchase requirement of $2,100,000 guaranteed. If Rexall fails to meet its purchase order obligations in year 2 or 3, our sole remedy is to convert the rights granted to Rexall under the Agreement from an exclusive to a non-exclusive basis. We have received $525,000 from Rexall as a pre-payment against Rexall's initial year 1 purchase order obligation. An additional $525,000 has been placed in escrow, also representing a pre-payment against Rexall's year 1 initial purchase order obligation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

22   (a) Exhibits

          99.1 Certificate of Chief Executive Officer
          99.2 Certificate of Chief Financial Officer

     (b)  Reports on Form 8-K

     On March 28, 2003 we filed a Current Report on Form 8K dated March 24, 2003. Item 4 thereof reported our change in certifying accountant from Rogoff & Company, P.C. to Richter Usher & Vineberg, Chartered Accountants.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                  Vitalstate, Inc.

Dated:  May 19, 2003              By: /s/ James Klein
                                      ------------------------------------------
                                      James Klein
                                      Treasurer, Secretary & Chief
                                      Financial Officer

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

     Date: May 19, 2003                       /s/ Heather Baker
                                              ---------------------------------
                                              Name:  Heather Baker
                                              Title: Principal Executive Officer

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

     Date:  May 19, 2003                     /s/ James Klein
                                             ----------------------------------
                                             Name:  James Klein
                                             Title: Principal Accounting Officer