Form 10QSB
period 2003-06-30
VITALSTATE INC
filed 2003-08-14
CIK 1085106

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003


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


                  New York                                  13-3935933
      ----------------------------------                -------------------
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 18,536,460 as of August 13, 2003


Transitional Small Business Disclosure Format (check one). Yes ______; No X
                                                                         ---

                                Vitalstate, Inc.
                                  June 30, 2003
                         Quarterly Report on Form 10-QSB


                                Table of Contents
                                                                        Page

Special Note Regarding Forward Looking Statements........................   3


                         PART I - FINANCIAL INFORMATION

Item  1.            Financial Statements.................................   4
Item  2.            Plan of Operation....................................  15
Item  3             Controls and Procedures..............................  16

                           PART II - OTHER INFORMATION

Item 1.             Legal Proceedings....................................  16
Item 2.             Changes in Securities and Use of Proceeds............  17
Item 5              Other Information....................................  17
Item 6.             Exhibits and Reports on Form 8-K.....................  18

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

           To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2003 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

           In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS                                                                                  PAGE
                                                                                                               ----
         Balance Sheets as of June 30, 2003 and December 31, 2002.................................................5

         Consolidated Statement of Shareholders' Equity for the six months ended June 30, 2003 ...............................................................................6

         Consolidated Statements of Operations and Comprehensive Income for the
               three and six months ended June 30, 2003, the three and six months ended June 30, 2002 and the period from inception
               (April 18, 2001) to June 30, 2003 and June 30, 2002................................................9

         Consolidated Statements of Cash Flows for the three and six months ended June 30, 2003, the three and six months ended June 30, 2002 and the period from inception (April 18, 2001) to June 30, 2003 and June 30, 2002.................................................................................10

         Notes to Financial Statements...........................................................................11


AS AT JUNE 30, 2003
(EXPRESSED IN U.S. FUNDS)


                                                                                    JUNE 30,         DECEMBER 31,
                                                                                      2003               2002
                                                                                   (UNAUDITED)         (AUDITED)
----------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT

      Cash                                                                       $    1,133,140   $       20,650
      Term deposits                                                                     957,750                -
      Sundry receivable                                                                  18,244           18,597
      Inventories                                                                       130,721           61,145
      Deposits and prepaid expenses                                                     105,790          123,498
      Investment tax credits receivable                                                 134,815          112,581
----------------------------------------------------------------------------------------------------------------------
                                                                                      2,480,460          336,471
FIXED ASSETS                                                                            267,605          144,699
----------------------------------------------------------------------------------------------------------------------
                                                                                 $    2,748,065   $      481,170
======================================================================================================================
LIABILITIES

CURRENT

      Accounts payable and accrued liabilities                                          122,005          273,937
      Customer deposits                                                                 525,000          -
      Loans payable                                                                     -                172,402
----------------------------------------------------------------------------------------------------------------------
                                                                                        647,005          446,339
----------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY

CAPITAL STOCK (NOTE 3)                                                                    4,661            4,149

ADDITIONAL PAID-IN CAPITAL                                                            5,083,935        1,786,113

STOCK OPTIONS OUTSTANDING                                                               192,300          227,500

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                      151,841          (52,142)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                                    (3,331,677)       (1,930,789)
----------------------------------------------------------------------------------------------------------------------
                                                                                      2,101,060           34,831
----------------------------------------------------------------------------------------------------------------------
                                                                                 $    2,748,065   $      481,170
======================================================================================================================


See accompanying notes

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)




                                                                                                                      ACCUMULATED
                                                                                                                        DEFICIT
                                                     COMMON AND PREFERRED SHARES                        STOCK         DURING THE
                                                                         STATED       ADDITIONAL        OPTIONS       DEVELOPMENT
                                                      NUMBER              VALUE     PAID-IN CAPITAL   OUTSTANDING        STAGE
----------------------------------------------------------------------------------------------------------------------------------
Balance - April 18, 2001
  (date of inception)                                    --            $     --       $     --         $  --        $      --

April 18, 2001 - issue of common shares                10,000                 64            --            --               --
Foreign currency translation adjustment for
the period April 18, 2001 to December 31, 2001           --                  --             --            --               --

Net loss for the period April 18, 2001 to
  December 31, 2001                                      --                  --             --            --          (137,610)
----------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2001                            10,000                 64            --            --          (137,610)

March 19, 2002 - common share split
  on a 500 to 1 basis                               4,990,000                --             --            --               --

April 3, 2002 - eliminate shares issued
of legal subsidiary as per reverse
takeover accounting                                (5,000,000)               --             --            --               --

April 3, 2002 - use shares issued of
legal parent as per reverse takeover accounting     9,380,000                --             --            --               --

April 3, 2002 - delivery and cancellation of
  shares                                           (2,980,000)               --             --            --               --

April 3, 2002 - issue of common shares
  for acquisition                                   1,666,666                --             --            --               --

April 3, 2002 - issue of preferred shares           3,333,334              3,333            --            --               --

April 3, 2002 - issue of common shares for
  marketing services and royalties                    100,000                 33         99,967           --               --



                                                         CUMULATIVE
                                                          FOREIGN
                                                          CURRENCY         TOTAL
                                                         TRANSLATION    SHAREHOLDERS'
                                                         ADJUSTMENT        EQUITY
-----------------------------------------------------------------------------------------
Balance - April 18, 2001
  (date of inception)                                     $     --       $     --

April 18, 2001 - issue of common shares                         --              64
Foreign currency translation adjustment for
the period April 18, 2001 to December 31, 2001                5,212          5,212

Net loss for the period April 18, 2001 to
  December 31, 2001                                            --         (137,610)
-----------------------------------------------------------------------------------------
Balance - December 31, 2001                                   5,212       (132,334)

March 19, 2002 - common share split
  on a 500 to 1 basis                                           --             --

April 3, 2002 - eliminate shares issued
of legal subsidiary as per reverse
takeover accounting                                             --             --

April 3, 2002 - use shares issued of
legal parent as per reverse takeover accounting                 --             --

April 3, 2002 - delivery and cancellation of
  shares                                                        --             --

April 3, 2002 - issue of common shares
  for acquisition                                               --             --

April 3, 2002 - issue of preferred shares                       --           3,333

April 3, 2002 - issue of common shares for
  marketing services and royalties                              --         100,000

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)





                                                                                                                      ACCUMULATED
                                                                                                                        DEFICIT
                                                 COMMON AND PREFERRED SHARES                        STOCK              DURING THE
                                                                  STATED       ADDITIONAL          OPTIONS             DEVELOPMENT
                                                  NUMBER           VALUE     PAID-IN CAPITAL      OUTSTANDING             STAGE
---------------------------------------------------------------------------------------------------------------------------------
April 3, 2002 - assignment of receivables as a
 contribution to capital                              --           $ --           $  584,615         $    --          $      --

June 6, 2002 to August 3, 2002  - issue and
  vesting of stock options to employees               --             --                 --             132,000               --

July 25, 2002 - stock options exercised             15,000              5             18,745           (13,200)              --

August 7, 2002 - issue of common shares for
  marketing services                                40,000             13             29,987              --                 --

September 11, 2002 - issue of common shares
  for legal services                               150,000             50             74,950              --                 --

October 8, 2002 - issue of common shares
  as settlement of loan payable                     48,127             16             17,984              --                 --

October 10, 2002 - issue of stock options
   to non-employees                                   --             --                 --             117,500               --

October 22, 2002 - stock options
  exercised                                         10,000              3             12,497            (8,800)              --

November 8, 2002 - issue of common
  shares for private placement                   1,800,000            599            899,401              --                 --

December 9, 2002 - issue of common shares
  due to a director                                100,000             33             47,967              --                 --

Foreign currency translation adjustment for
  the year ended December 31, 2002                    --             --                 --                --                 --

Net loss for the year ended
  December 31, 2002                                   --             --                 --                --          (1,793,179)
---------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2002 (Audited)           13,663,127         $4,149         $1,786,113         $ 227,500       $(1,930,789)



                                                    CUMULATIVE
                                                     FOREIGN
                                                     CURRENCY                TOTAL
                                                    TRANSLATION           SHAREHOLDERS'
                                                     ADJUSTMENT              EQUITY
---------------------------------------------------------------------------------------
April 3, 2002 - assignment of receivables as a
 contribution to capital                                $   --            $   584,615

June 6, 2002 to August 3, 2002  - issue and
  vesting of stock options to employees                     --                132,000

July 25, 2002 - stock options exercised                     --                  5,550

August 7, 2002 - issue of common shares for
  marketing services                                        --                 30,000

September 11, 2002 - issue of common shares
  for legal services                                        --                 75,000

October 8, 2002 - issue of common shares
  as settlement of loan payable                             --                 18,000

October 10, 2002 - issue of stock options
   to non-employees                                         --                117,500

October 22, 2002 - stock options
  exercised                                                 --                  3,700

November 8, 2002 - issue of common
  shares for private placement                              --                900,000

December 9, 2002 - issue of common shares
  due to a director                                         --                 48,000

Foreign currency translation adjustment for
  the year ended December 31, 2002                       (57,354)             (57,354)

Net loss for the year ended
  December 31, 2002                                        --              (1,793,179)
-----------------------------------------------------------------------------------------
Balance - December 31, 2002 (Audited)                   $(52,142)          $   34,831


VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)




                                                     COMMON AND PREFERRED SHARES                        STOCK
                                                                         STATED       ADDITIONAL        OPTIONS
                                                      NUMBER              VALUE     PAID-IN CAPITAL   OUTSTANDING
----------------------------------------------------------------------------------------------------------------------

February 28, 2003 - issue of common shares              4,000,000      $     1,332      $ 1,998,668      $      --

March 13, 2003 -  issue of common shares                  500,000              167          249,833             --

Foreign currency translation adjustment for the three months ended

April 3, 2003 - redemption of preferred shares         (1,666,667)          (1,666)            --               --

April 3, 2003 - issue of common shares for
  acquisition of April 3, 2002                          1,666,667             --               --               --

April 14, 2003 - stock options exercised                   15,000                5           18,745          (13,200)

May 13, 2003 - issue of common shares
  related to exercise of warrants                       2,000,000              666          999,334             --

May 15, 2003 - stock options exercised                     25,000                8           31,242          (22,000)

Foreign currency translation adjustment
  for the six months ended
  June 30, 2003                                              --               --               --               --

Net loss for the six months ended
  June 30, 2003                                              --               --               --               --
----------------------------------------------------------------------------------------------------------------------
Balance - June 30, 2003                                20,203,127      $     4,661      $ 5,083,935      $   192,300
======================================================================================================================




                                                                     ACCUMULATED             CUMULATIVE
                                                                        DEFICIT                FOREIGN
                                                    DURING THE          CURRENCY                TOTAL
                                                     DEVELOPMENT       TRANSLATION           SHAREHOLDERS'
                                                        STAGE          ADJUSTMENT               EQUITY
-----------------------------------------------------------------------------------------------------------

February 28, 2003 - issue of common shares               $      --         $      --          $ 2,000,000

March 13, 2003 -  issue of common shares                        --                --              250,000

Foreign currency translation adjustment for the three months ended

April 3, 2003 - redemption of preferred shares                  --                --               (1,666)

April 3, 2003 - issue of common shares for
  acquisition of April 3, 2002                                  --                --                 --

April 14, 2003 - stock options exercised                        --                --                5,550

May 13, 2003 - issue of common shares
  related to exercise of warrants                               --                --            1,000,000

May 15, 2003 - stock options exercised                          --                --                9,250

Foreign currency translation adjustment
  for the six months ended
  June 30, 2003                                                 --             203,983            203,983

Net loss for the six months ended
  June 30, 2003                                           (1,400,888)             --           (1,400,888)
----------------------------------------------------------------------------------------------------------
Balance - June 30, 2003                                  $(3,331,677)      $   151,841        $ 2,101,060
==========================================================================================================




See accompanying notes

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)



                                                                JUNE 30,            JUNE 30,          JUNE 30,
                                                                2003                 2002              2003
                                                              3 MONTHS             3 MONTHS          6 MONTHS
--------------------------------------------------------------------------------------------------------------------
Revenue                                                    $       --           $       --           $       --
--------------------------------------------------------------------------------------------------------------------
Expenses

      Research and development                                  103,309               47,214              259,110
      Office and administration                                  34,812               13,116               53,884
      Travel                                                     39,175               23,337               56,025
      Computer                                                    6,669                  901                7,364
      Consulting                                                   --                   --                   --
      Donations                                                    --                   --                   --
      Insurance                                                    --                   --                 10,146
      Marketing                                                  18,563               84,280               46,546
      Rent                                                       13,154                 (508)              15,961
      Salaries                                                  322,390              127,969              513,461
      Taxes, licenses and royalties                               7,042               60,240                7,863
      Professional fees                                         238,795               74,426              395,083
      Investor relations                                          2,251                 --                  2,251
      Interest and bank charges                                   1,916                2,899                3,841
      Amortization and depreciation on fixed assets              17,224                8,207               29,353
      Write-down of goodwill                                       --                   --                   --
      Stock based compensation expense                             --                 99,000                 --
--------------------------------------------------------------------------------------------------------------------
NET LOSS                                                       (805,300)            (541,081)          (1,400,888)

Foreign currency translation adjustment                         182,465              (15,969)             203,983
--------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                       $   (622,835)        $    557,050         $ (1,196,905)
--------------------------------------------------------------------------------------------------------------------
BASIC WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                         19,243,567           11,357,142           17,228,431
--------------------------------------------------------------------------------------------------------------------
BASIC LOSS PER COMMON SHARE (NOTE 4)                       $      (0.03)        $      (0.05)        $      (0.07)
====================================================================================================================




VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)


                                                                             FROM INCEPTION
                                                            JUNE 30,        (APRIL 18, 2001)
                                                              2002               TO
                                                           6 MONTHS         JUNE 30, 2003
-----------------------------------------------------------------------------------------------
Revenue                                                       $       --           $       --
-----------------------------------------------------------------------------------------------
Expenses

      Research and development                                      59,409              551,246
      Office and administration                                     41,965              160,985
      Travel                                                        37,577              149,807
      Computer                                                       2,095               13,207
      Consulting                                                      --                133,568
      Donations                                                       --                    129
      Insurance                                                       --                 14,438
      Marketing                                                    155,800              367,850
      Rent                                                           3,200               30,651
      Salaries                                                     166,900              882,042
      Taxes, licenses and royalties                                 61,524               72,768
      Professional fees                                            114,139              671,147
      Investor relations                                              --                 42,662
      Interest and bank charges                                      3,835               14,948
      Amortization and depreciation on fixed assets                 16,742               56,999
      Write-down of goodwill                                          --                 37,230
      Stock based compensation expense                              99,000              132,000
------------------------------------------------------------------------------------------------
NET LOSS                                                          (762,186)          (3,331,677)

Foreign currency translation adjustment                            (13,028)             151,841
------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                          $   (775,214)        $ (3,179,836)
-----------------------------------------------------------------------------------------------
BASIC WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                             8,196,132           10,123,447
-----------------------------------------------------------------------------------------------
BASIC LOSS PER COMMON SHARE (NOTE 4)                          $      (0.09)        $      (0.31)
================================================================================================


VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO JUNE 30, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)


                                                                                                                   FROM INCEPTION
                                                            JUNE 30,      JUNE 30,     JUNE 30,         JUNE 30,   (APRIL 18, 2001)
                                                              2003          2002         2003             2002            TO
                                                            3 MONTHS      3 MONTHS     6 MONTHS         6 MONTHS     JUNE 30, 2003
-----------------------------------------------------------------------------------------------------------------------------------
FUNDS PROVIDED (USED) -
    OPERATING ACTIVITIES
        Net loss                                        $  (805,300)   $  (541,081)   $(1,400,888)   $  (762,186)   $(3,331,677)
        Amortization and depreciation on fixed assets        17,224          8,207         29,353         16,742         56,999
        Write-down of goodwill                                 --             --             --             --           37,230
        Stock-based compensation expense                       --           99,000           --           99,000        132,000
        Issue of stock options to non-employees                --             --             --             --          117,500
        Issue of common shares for marketing
         services, royalties and legal fees                    --          100,000           --          100,000        205,000
        Foreign currency translation adjustment             173,359        (15,969)       203,983        (13,028)       151,841
----------------------------------------------------------------------------------------------------------------------------------

                                                           (614,717)      (349,843)    (1,167,552)      (559,472)    (2,631,107)
        Changes in non-cash operating elements
         of working capital                                 297,360         92,256        299,319         54,481        286,205
----------------------------------------------------------------------------------------------------------------------------------

                                                           (317,357)      (257,587)      (868,233)      (504,991)    (2,344,902)
----------------------------------------------------------------------------------------------------------------------------------

    FINANCING ACTIVITIES
        Loan payable, shareholders                             --          289,623           --          226,483           --
        Loans payable                                       (35,292)          --         (172,402)          --          584,615
        Issue of capital stock                            1,014,800          3,333      3,264,800          3,333      4,177,447
        Redemption of preferred shares                       (1,666)          --           (1,666)          --           (1,666)
----------------------------------------------------------------------------------------------------------------------------------

                                                            977,842        292,956      3,090,732        229,816      4,760,396
----------------------------------------------------------------------------------------------------------------------------------

    INVESTING ACTIVITIES
        Term deposits                                      (957,750)          --         (957,750)          --         (957,750)
        Additions to fixed assets                          (118,136)       (43,923)      (152,259)      (127,278)      (324,604)
----------------------------------------------------------------------------------------------------------------------------------

                                                         (1,075,886)       (43,923)    (1,110,009)      (127,278)    (1,282,354)
----------------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash                                (415,401)        (8,554)     1,112,490       (402,453)     1,133,140
Cash
    Beginning of Period                                   1,548,541         32,956         20,650        426,855           --
                                                                                                                    -----------
----------------------------------------------------------------------------------------------------------------------------------
    End of Period                                       $ 1,133,140    $    24,402    $ 1,133,140    $    24,402    $ 1,133,140
==================================================================================================================================

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO JUNE 30, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported a net loss of $3,331,677 from inception (April 18, 2001) to June 30, 2003. As reported on the statement of cash flows, the Company has reported deficient cash flows from operating activities of $2,344,902 from inception (April 18, 2001) to June 30, 2003. To date, these losses and cash flow deficiencies have been financed principally through the raising of capital and issue of common shares. Additional capital and/or borrowings may be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

3. CAPITAL STOCK




                                                                                    JUNE 30,        DECEMBER 31,
                                                                                     2003              2002
                                                                                   (UNAUDITED)       (AUDITED)
--------------------------------------------------------------------------------------------------------------------
Authorized -

           1,666,666  preferred shares of $0.001 par value
           3,333,334  redeemable (at the par value), voting Series A preferred shares of $0.001 par value, ranking pari passu with the common shares
         200,000,000  common shares of $0.000333 par value

Issued and outstanding -

           1,666,667  (December 31, 2002 - 3,333,334) Series A preferred
                      shares                                                       $    1,667        $    3,333
          18,536,460  (December 31, 2002 - 10,329,793) common shares                    2,994               816
--------------------------------------------------------------------------------------------------------------------
                                                                                   $    4,661        $    4,149
====================================================================================================================

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO JUNE 30, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)





3. CAPITAL STOCK (CONT'D)

On April 3, 2003, the Company redeemed 1,666,667 Series A preferred shares for cash consideration of $1,667 and subsequently issued 1,666,667 common shares as part of an acquisition on April 3, 2002.

On April 14, 2003, the Company issued 15,000 common shares as part of the stock-based compensation plan for cash consideration of $5,550.

On May 13, 2003, the Company issued 2,000,000 common shares, related to the exercise of special warrants, for cash consideration of $1,000,000.

On May 15, 2003, the Company issued 25,000 common shares as part of the stock-based compensation plan for cash consideration of $9,250.

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

As at June 30, 2003, 2,120,000 (December 31, 2002 - 2,210,000) options were outstanding of which 210,000 were exercisable.

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO JUNE 30, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)


3. CAPITAL STOCK (CONT'D)

THE NUMBER OF OPTIONS HAS VARIED AS FOLLOWS:



                                                                                                         WEIGHTED
                                                                                                         AVERAGE
                                                                                        SHARES        EXERCISE PRICE
----------------------------------------------------------------------------------------------------------------------
      Balance outstanding - January 1, 2003                                           2,210,000    $         0.67
      Cancelled                                                                          50,000              0.69
      Exercised                                                                          40,000              0.37
      Balance outstanding - June 30, 2003                                             2,120,000              0.68
      Balance exercisable - June 30, 2003                                               210,000              0.56


4. LOSS PER SHARE

Basic loss per share is calculated based on the weighted average number of shares outstanding during the period. The fully diluted loss per share has not been calculated as it would be anti-dilutive.


5. CONTINGENCIES

On April 9, 2003 Dreampak LLC ("Dreampak") brought an action against the Company in the US District Court for the Eastern District of Wisconsin seeking a declaratory judgment that Dreampak was not in violation of a May 13, 2002 confidentiality agreement (the "Confidentiality Agreement") between the parties. On April 22, 2003, the Company brought an action in the US District Court for the District of New Jersey asserting claims for breach of the Confidentiality Agreement, misappropriation of trade secrets, breach of fiduciary duty and tortious interference with prospective business relations. Following the filing of the New Jersey action, Dreampak filed an amended complaint in the Wisconsin action alleging the Company had misappropriated Dreampak's trade secrets by incorporating information learned from Dreampak into the Company's creatine based nutritional supplement product. Dreampak also asserted these claims as counterclaims in the New Jersey action. On May 6, 2003, the Company filed an amended complaint in the New Jersey action seeking (i) a declaratory judgment that the Company is not violating any rights of Dreampak, and (ii) making a business disparagement claim based on Dreampak's false assertion to the Company's contract manufacturer that their manufacturer of the Company's "Actijube" products involves them in a theft of trade secrets.

In the New Jersey action, the Company has obtained a temporary restraining order enjoining Dreampak from marketing and producing any products utilizing information disclosed to Dreampak pursuant to the Confidentiality Agreement.

In the opinion of management, the actions brought against the Company are without merit and accordingly, no provision has been made in the accounts for these claims.

Professional fees incurred during the three month period ended June 30, 2003 related to the above matters were approximately $153,000.

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO JUNE 30, 2003
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

6.       Supplementary Information

      Stock-Based Compensation

For purposes of pro-forma disclosures, the estimated fair value of the options, using the Black-Scholes option pricing model, is amortized to expense over the options' vesting period. The Company's pro-forma information follows:




                                                                                                      FROM INCEPTION
                                   JUNE 30,          JUNE 30,         JUNE 30,           JUNE 30     (APRIL 18, 2001)
                                     2003              2002             2003              2002              TO
                                   3 MONTHS          3 MONTHS         6 MONTHS          3 MONTHS       JUNE 30, 2003
---------------------------------------------------------------------------------------------------------------------------

      Pro-forma net loss        $    (720,360)      $  (581,121)     $  (1,389,018)    $  (802,226)     $  (3,575,442)
===========================================================================================================================

      Pro-forma basic
        loss per share          $       (0.04)      $     (0.05)     $       (0.08)    $     (0.10)     $       (0.35)
===========================================================================================================================

ITEM 2.  PLAN OF OPERATION

         We are a development stage company. Except as disclosed in Item 5 hereof, we have not achieved any revenues or product sales to date. We are, however, moving from being strictly a product development and concept development company as we have expanded our operations into the areas of branded product creation and retail introduction. We are presently preparing to sell and distribute our first two commercially ready nutritional supplement products. Presently, we are promoting these two products within key retailers and distributors. Initial reception has been good and we are confident in our initial product launch being well received at both the wholesale and retail levels. No assurances can be given, however, that this will prove to be the case. We have completed our marketing and sales strategies, branding materials, and packaging and advertising programs with respect to these two products. We have successfully integrated most of our inventory control, ordering, shipping and receiving systems and expect to be fully functional by the time of initial product shipment which is expected to be in or about September 2003.

         We have completed the formulations on our products scheduled to be branded in the remainder of 2003 as well as those products presently scheduled for 2004 introduction, all of which are nutritional supplements. These products are designed to meet the needs of competitive adult and youth athletes. We are in the final stages of negotiating manufacturing contracts for each of these products as well as investigating alternative methods and processes of manufacturing to further facilitate economies of scale and maximize profit potential.

         We will continue our investment in research and development over the next twelve to eighteen months in the development of the following categories:

           1. Sports supplements 2. Energy bars and drinks 3. Weight management products 4. Vitamins and minerals 5. New technologies

         Research and development is expected to continue to constitute a major portion of our activities over the long term as we expand our technology to new products within the over the counter and pharmaceutical areas. We have recently identified two new and different delivery technologies which we are looking to integrate into our product line.

         We presently have no plans regarding purchases of plant or significant equipment, as we have and are in the final processes of negotiating strategic partnerships for manufacture and production technologies of our current range of products and are in discussions for future ventures and alliances as we expand our technology and delivery form base of business.

         We currently employ seventeen people. Subject to our rate of growth and the move into sales and distribution we expect to hire approximately four additional employees within the next three to six months and an additional three to five employees during the following eighteen-month period.

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

         Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Board of Directors to be performed by Richter, Usher & Vineberg, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Board of Directors currently has not approved the engagement of Richter, Usher & Vineberg to perform any non-audit services in 2003, other than income tax preparation and the provision of tax advice.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         On April 9, 2003 Dreampak LLC ("Dreampak") brought an action against our wholly-owned subsidiary, Vitalstate Canada Ltd. ("Vitalstate Canada") in the US District Court for the Eastern District of Wisconsin (Civil Action No.: 03 C
0303) seeking a declaratory judgment that Dreampak was not in violation of a May 13, 2002 confidentiality agreement ( the "Confidentiality Agreement") between the parties. On April 22, 2003, Vitalstate Canada brought an action in the US District Court for the District of New Jersey (Civil Action No.: 03-CV-01760
(JAG)) asserting claims for breach of the Confidentiality Agreement, misappropriation of trade secrets, breach of fiduciary duty and tortious interference with prospective business relations. Following the filing of the New Jersey action, Dreampak filed an amended complaint in the Wisconsin action alleging Vitalstate Canada had misappropriated Dreampak's trade secrets by incorporating information learned from Dreampak into our creatine based nutritional supplement product. Dreampak also asserted these claims as counterclaims in the New Jersey action. On May 6, 2003, Vitalstate Canada filed an amended complaint in the New Jersey action (1) seeking a declaratory judgment that we are not violating any rights of Dreampak, and (ii) making a business disparagement claim based on Dreampak's false assertion to our contract manufacturer that their manufacture of our "Actijube" products involves them in a theft of trade secrets.

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

         In the New Jersey action, Vitalstate Canada has obtained a temporary restraining order enjoining Dreampak from marketing and producing Creatine Crunch and any other products utilizing information disclosed to Dreampak pursuant to the Confidentiality Agreement. The parties have completed briefing of Vitalstate Canada's application for a preliminary injunction. Soon after the parties completed briefing of Vitalstate Canada's application and prior to oral argument of Vitalstate Canada's application, Dreampak, on May 29, 2003, filed an application for a preliminary injunction seeking to enjoin Vitalstate Canada from using Dreampak's trade secrets as alleged in Dreampak's Wisconsin Amended Complaint and its counterclaims in the New Jersey action. The parties are in the process of conducting discovery on and briefing Dreampak's preliminary injunction application. Oral argument on both Vitalstate Canada's and Dreampak's applications for preliminary injunctions is scheduled for September 23 and 24, 2003. Vitalstate Canada has filed a motion to dismiss the Wisconsin action, which was submitted to the Court on July 15, 2003. Although we expect to prevail in these actions, we can offer no assurance that this will be the case.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In April 2003, we redeemed 1,666,667 shares of our Series A Preferred Stock and issued 1,666,667 shares of our restricted common stock to the seven persons that had owned the redeemed shares of Series A Preferred Stock. The common shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

         In May 2003, we issued 2,000,000 shares of our restricted common stock to Scepter Holdings, Inc. in consideration of its exercise of 2,000,000 Special Warrants at an exercise price of $.50 per share or $1,000,000 on an aggregate basis. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

         No other restricted equity securities were sold by us during the period covered by this Report.

ITEM 5. OTHER INFORMATION

         Effective April 10, 2003, we entered into a Product Supply and License Agreement (the "Agreement") with Rexall Sundown, Inc. The Agreement grants Rexall the exclusive, worldwide right to advertise, promote, package, and sell our creatine based, sports nutrition supplement product line utilizing our proprietary "ActiJube" delivery system. The Agreement has a 3 year term, and assuming Rexall remains in material compliance with the terms and conditions of the Agreement, grants Rexall the right, but not the obligation, to renew the Agreement for 2 additional 1 year periods. Under the Agreement, Rexall is obligated to satisfy minimum product purchase requirements totaling $9,190,000 for the 3 year term, with the first year purchase requirement of $2,100,000 guaranteed. If Rexall fails to meet its purchase order obligations in year 2 or 3, our sole remedy is to convert the rights granted to Rexall under the

Agreement from an exclusive to a non-exclusive basis. We have received $525,000 from Rexall as a pre-payment against Rexall's initial year 1 purchase order obligation. An additional $525,000 has been placed in escrow, also representing a pre-payment against Rexall's year 1 initial purchase order obligation.

         In June 2003, Gilles Cloutier and Terry Giles were appointed to our board of directors to fill the vacancies therein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

22         (a)    Exhibits

                  99.1     Certificate of Chief Executive Officer
                  99.2     Certificate of Chief Financial Officer

           (b) Reports on Form 8-K

                  None.
                                       18

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                           Vitalstate, Inc.


Dated:  August 13, 2003     By: /s/ James Klein
                                ---------------------------------------
                                James Klein
                                Treasurer, Secretary & Chief Financial Officer

                                 CERTIFICATIONS


         I, Heather Baker , certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Vitalstate, Inc.

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

4. The registrant's other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the registrant and have;

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period covered by the Quarterly Report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

 Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

         Date: August 13, 2003       /s/ Heather Baker
                                     ------------------------------------------
                                     Heather Baker
                                     Principal Executive and Financial Officer

                                 CERTIFICATIONS


         I, James Klein, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Vitalstate, Inc.

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

4. The registrant's other certifying officers are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the registrant and have;

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the period covered by the Quarterly Report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


         Date: August 13, 2003          /s/ James Klein
                                        -------------------------------------
                                        James Klein
                                        Title:   Principal Accounting Officer