Form 10QSB
period 2003-09-30
VITALSTATE INC
filed 2003-11-13
CIK 1085106

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: September 30, 2003


         [ ]      TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE
                  ACT

                  For the transition period from _____________ to ____________


                         Commission file number 0-30158


                                Vitalstate, Inc.
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


            New York                                          13-3935933
---------------------------------                        -----------------------
  (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                        Identification No.)


                  2191 Hampton Avenue, Montreal, Quebec H4A 2K5
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (514) 369-4221
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year If Changed
                               Since Last Report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 18,762,194 as of November 11, 2003


         Transitional Small Business Disclosure Format (check one). Yes [ ]; No [X]

                                Vitalstate, Inc.
                               September 30, 2003
                         Quarterly Report on Form 10-QSB


                                Table of Contents

                                                                         Page
                                                                         ----

Special Note Regarding Forward Looking Statements...........................3

                         PART I - FINANCIAL INFORMATION

Item  1. Financial Statements...............................................4
Item  2. Plan of Operation.................................................16
Item  3  Controls and Procedures...........................................17

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................17
Item 2.  Changes in Securities and Use of Proceeds.........................18
Item 6.  Exhibits and Reports on Form 8-K..................................18

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

           To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2003 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

           In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                                         PAGE
                                                                                      ----
  Balance Sheets as of September 30, 2003 and December 31, 2002.........................5

  Consolidated Statement of Shareholders' Equity for the nine months ended September 30, 2003 .......................................................6

  Consolidated Statements of Operations and Comprehensive  Income for the
        three and nine months ended  September  30,  2003,  the three and nine  months  ended  September  30,  2002  and  the  period  from inception
        (April 18, 2001) to September 30, 2003 and September 30, 2002...................9

  Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2003, the three and nine months ended September 30, 2002 and the period from inception (April 18, 2001) to September 30, 2003 and September 30, 2002.........................................................10

  Notes to Financial Statements........................................................11

Vitalstate, Inc.
(A Company in the Development Stage)

Consolidated Balance Sheet
As At September 30, 2003
(Expressed in U.S. Funds)

                                                            September 30,       December 31,
                                                                 2003              2002
                                                             (Unaudited)         (Audited)
-------------------------------------------------------------------------------------------
Assets

Current
      Cash                                                 $   607,227          $    20,650
      Term deposits (note 4)                                   618,037                   --
      Accounts and sundry receivable                            76,529               18,597
      Inventories                                              155,140               61,145
      Deposits and prepaid expenses                            104,218              123,498
      Investment tax credits receivable                        100,025              112,581
-------------------------------------------------------------------------------------------
                                                             1,661,176              336,471
Fixed Assets                                                   255,940              144,699
Intellectual Property                                          272,509                   --
-------------------------------------------------------------------------------------------
                                                           $ 2,189,625          $   481,170
-------------------------------------------------------------------------------------------

Liabilities

Current

      Accounts payable and accrued liabilities                 348,062              273,937
      Loans payable                                                 --              172,402
-------------------------------------------------------------------------------------------
                                                               348,062              446,339
-------------------------------------------------------------------------------------------

Shareholders' Equity

Capital Stock (note 5)                                           4,707                4,149

Additional Paid-In Capital                                   5,166,389            1,786,113

Stock Options Outstanding                                      229,238              227,500

Warrants                                                        37,410                   --

Cumulative Foreign Currency Translation Adjustment             (18,137)             (52,142)

Deficit Accumulated During the Development Stage            (3,578,044)          (1,930,789)
-------------------------------------------------------------------------------------------
                                                             1,841,563               34,831
-------------------------------------------------------------------------------------------
                                                           $ 2,189,625          $   481,170
-------------------------------------------------------------------------------------------

See accompanying notes

Vitalstate, Inc.
(A Company in the Development Stage)


Consolidated Statement of Shareholders' Equity
For the Nine Months Ended September 30, 2003
(Unaudited)
(Expressed in U.S. Funds)


                                                                                            Accumulated    Cumulative
                                                                                               Deficit      Foreign
                             Common and Preferred Shares                 Stock                during the    Currency      Total
                                              Stated     Additional     Options               Development  Translation Shareholders'
                                  Number       Value  Paid-in Capital Outstanding   Warrants     Stage      Adjustment    Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance - April 18, 2001
  (date of inception)                 --   $       --  $       --  $         --  $         --  $       --    $      --  $       --

April 18, 2001 - issue of
  common shares                   10,000           64          --            --            --          --           --          64

Foreign currency translation
  adjustment for the period
  April 18, 2001 to
  December 31, 2001                   --           --          --            --            --          --        5,212       5,212

Net loss for the period
  April 18, 2001 to
  December 31, 2001                   --           --          --            --            --    (137,610)          --    (137,610)

------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2001       10,000           64          --            --            --    (137,610)       5,212    (132,334)

March 19, 2002 - common
  share split on a 500 to
  1 basis                      4,990,000           --          --            --            --          --           --          --

April 3, 2002 - eliminate
  shares issued of legal
  subsidiary as per reverse
  takeover accounting         (5,000,000)          --          --            --            --          --           --          --

April 3, 2002 - use shares
  issued of legal parent
  as per reverse takeover
  accounting                   9,380,000           --          --            --            --          --           --          --

April 3, 2002 - delivery
  and cancellation of shares  (2,980,000)          --          --            --            --          --           --          --

April 3, 2002 - issue of
  common shares for
  acquisition                  1,666,666           --          --            --            --          --           --          --

April 3, 2002 - issue
  of preferred shares          3,333,334        3,333          --            --            --          --           --       3,333

April 3, 2002 - issue of
  common shares for
  marketing services
  and royalties                  100,000           33      99,967            --            --          --           --     100,000

Consolidated Statement of Shareholders' Equity
For the Nine Months Ended September 30, 2003
(Unaudited)
(Expressed in U.S. Funds)


                                                                                            Accumulated    Cumulative
                                                                                               Deficit      Foreign
                             Common and Preferred Shares                 Stock                during the    Currency      Total
                                              Stated     Additional     Options               Development  Translation Shareholders'
                                  Number       Value  Paid-in Capital Outstanding   Warrants     Stage      Adjustment    Equity
------------------------------------------------------------------------------------------------------------------------------------
April 3, 2002 - assignment
  of receivables as a
  contribution to capital              --  $        --  $   584,615  $        --   $  --  $        --   $        --   $   584,615

June 6, 2002 to
  August 3, 2002 - issue
  and vesting of stock
  options to employees                 --           --           --      132,000      --           --            --       132,000

July 25, 2002 - stock
  options exercised                15,000            5       18,745      (13,200)     --           --            --         5,550

August 7, 2002 - issue
  of common shares for
  marketing services               40,000           13       29,987           --      --           --            --        30,000

September 11, 2002 - issue
  of common shares for
  legal services                  150,000           50       74,950           --      --           --            --        75,000

October 8, 2002 - issue
  of common shares as
  settlement of loan payable       48,127           16       17,984           --      --           --            --        18,000

October 10, 2002 - issue
  of stock options to
  non-employees                        --           --           --      117,500      --           --            --       117,500

October 22, 2002 - stock
  options exercised                10,000            3       12,497       (8,800)     --           --            --         3,700

November 8, 2002 - issue
  of common shares for
  private placement             1,800,000          599      899,401           --      --           --            --       900,000

December 9, 2002 - issue
  of common shares due
  to a director                   100,000           33       47,967           --      --           --            --        48,000

Foreign currency
  translation adjustment
  for the year ended
  December 31, 2002                    --           --           --           --      --           --       (57,354)      (57,354)

Net loss for the year ended
  December 31, 2002                    --           --           --           --      --   (1,793,179)           --    (1,793,179)

------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31,
  2002 (Audited)               13,663,127     $  4,149  $ 1,786,113  $   227,500   $  --  $(1,930,789)    $  (52,142)  $   34,831

Vitalstate, Inc.
(A Company in the Development Stage)


Consolidated Statement of Shareholders' Equity
For the Nine Months Ended September 30, 2003
(Unaudited)
(Expressed in U.S. Funds)



                                                                                            Accumulated    Cumulative
                                                                                               Deficit      Foreign
                             Common and Preferred Shares                 Stock                during the    Currency      Total
                                              Stated     Additional     Options               Development  Translation Shareholders'
                                  Number       Value  Paid-in Capital Outstanding   Warrants     Stage      Adjustment    Equity
------------------------------------------------------------------------------------------------------------------------------------
February 28, 2003 - issue
  of common shares             4,000,000  $     1,332  $ 1,998,668 $        --  $        -- $        --  $        --  $ 2,000,000

March 13, 2003 -  issue
  of common shares               500,000          167      249,833          --           --          --           --      250,000

April 3, 2003 - redemption
  of preferred shares         (1,666,667)      (1,666)          --          --           --          --           --       (1,666)

April 3, 2003 - issue of
  common shares for
  acquisition of
  April 3, 2002                1,666,667           --           --          --           --          --           --           --

April 14, 2003 - stock
  options exercised               15,000            5       18,745     (13,200)          --          --           --        5,550

May 13, 2003 - issue
  of common shares
  related to exercise
  of warrants                  2,000,000          666      999,334          --           --          --           --    1,000,000

May 15, 2003 - stock
  options exercised               25,000            8       31,242     (22,000)          --          --           --        9,250

August 8, 2003 - issue
  of warrants for
  acquisition of
  intellectual property               --           --           --          --       37,410          --           --       37,410

August 21, 2003 - issue
  of stock options to
  non-employees                       --           --           --      36,938           --          --           --       36,938

September 9, 2003 - issue
  of common shares
  for signing bonuses            137,499           46       82,454          --           --          --           --       82,500

Foreign currency
  translation adjustment
  for the nine months ended
  September 30, 2003                  --           --           --          --           --          --       34,005       34,005

Net loss for the nine
  months ended
  September 30, 2003                  --           --           --          --           --  (1,647,255)          --   (1,647,255)

------------------------------------------------------------------------------------------------------------------------------------
Balance - September 30,
  2003                        20,340,626  $     4,707  $ 5,166,389 $   229,238  $    37,410 $(3,578,044) $   (18,137) $ 1,841,563


See accompanying notes

Vitalstate, Inc.
(A Company in the Development Stage)


Consolidated Statement of Operations and Comprehensive Income
For the Three and Nine Month Periods Ended September 30, 2003
(Unaudited)
(Expressed in U.S. Funds)

                                                                                                                     From Inception
                                                        September 30,  September 30,    September 30, September 30, (April 18, 2001)
                                                           2003           2002             2003          2002             to
                                                         3 months       3 months         9 months      9 months   September 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
Revenue
      Contract cancellation                           $    787,500    $         --    $    787,500    $         --    $    787,500
      Sales                                                 49,556              --          49,556              --          49,556
------------------------------------------------------------------------------------------------------------------------------------
                                                           837,056              --         837,056    $         --         837,056
------------------------------------------------------------------------------------------------------------------------------------

Expenses
      Cost of sales                                         14,938              --          14,938              --          14,938
      Research and development                             149,709          71,773         408,819         131,182         700,955
      Office and administration                             21,543          17,837          75,427          59,802         182,528
      Travel                                                31,922          26,428          87,947          64,005         181,729
      Computer                                               3,012             672          10,376           2,767          16,219
      Consulting                                                --          19,313              --          19,313         133,568
      Donations                                                 --              --              --              --             129
      Insurance                                              2,187           4,510          12,333           4,510          16,625
      Marketing                                             20,839         118,889          67,385         274,689         388,689
      Rent                                                  37,471           1,402          53,432           4,602          68,122
      Salaries                                             458,303          98,418         971,764         265,318       1,340,345
      Taxes, licenses and royalties                           (876)            713           6,987          62,237          71,892
      Professional fees                                    308,094          40,572         703,177         154,711         979,241
      Investor relations                                    16,053              --          18,304              --          58,715
      Interest and bank charges                                357           1,100           4,198           4,935          15,305
      Amortization and depreciation on fixed assets         19,871           9,333          49,224          26,075          76,870
      Write-down of goodwill                                    --              --              --              --          37,230
      Stock-based compensation expense                          --          33,000              --         132,000         132,000
------------------------------------------------------------------------------------------------------------------------------------

                                                         1,083,423        (443,960)     (2,484,311)     (1,206,146)     (4,415,100)
------------------------------------------------------------------------------------------------------------------------------------

Net Loss                                                  (246,367)       (443,960)     (1,647,255)     (1,206,146)     (3,578,044)
Foreign currency translation adjustment                   (169,978)         (6,727)         34,005         (19,755)        (18,137)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive Income                                  $   (416,345)   $   (450,687)   $ (1,613,250)   $ (1,225,901)   $ (3,596,181)
------------------------------------------------------------------------------------------------------------------------------------
Basic Weighted Average Number of
  Shares Outstanding                                    20,236,007      11,567,609      18,249,391       9,332,308      11,161,791
------------------------------------------------------------------------------------------------------------------------------------

Basic Loss Per Common Share (note 6)                  $      (0.02)   $      (0.04)   $      (0.09)   $      (0.13)   $      (0.32)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

Vitalstate, Inc.
(A Company in the Development Stage)


Consolidated Statement of Cash Flows
For the Three and Nine Month Periods Ended September 30, 2003
(Unaudited)
(Expressed in U.S. Funds)

                                                                                                                     From Inception
                                                        September 30,  September 30,    September 30, September 30, (April 18, 2001)
                                                           2003           2002             2003          2002             to
                                                         3 months       3 months         9 months      9 months   September 30, 2003
------------------------------------------------------------------------------------------------------------------------------------
Funds Provided (Used) -
    Operating Activities
        Net loss                                        $  (246,367)   $  (443,960)   $(1,647,255)   $(1,206,146)   $(3,578,044)
        Amortization and depreciation on fixed assets        19,871          9,333         49,224         26,075         76,870
        Write-down of goodwill                                   --             --             --             --         37,230
        Stock-based compensation expense                         --         33,000             --        132,000        132,000
        Issue of stock options to non-employees              36,938             --         36,938             --        154,438
        Issue of common shares for marketing
         services, royalties, legal fees and signing
          bonuses                                            82,500        105,000         82,500        205,000        287,500
        Foreign currency translation adjustment            (169,978)        (6,727)        34,005        (19,755)       (18,137)
-------------------------------------------------------------------------------------------------------------------------------
                                                           (277,036)      (303,354)    (1,444,588)      (862,826)    (2,908,143)
        Changes in non-cash operating elements
         of working capital                                (345,285)      (144,649)       (45,966)       (90,165)       (59,080)
-------------------------------------------------------------------------------------------------------------------------------
                                                           (622,321)      (448,003)    (1,490,554)      (952,991)    (2,967,223)
-------------------------------------------------------------------------------------------------------------------------------
    Financing Activities
        Loan payable, shareholders                               --         75,000             --        101,483             --
        Loans payable                                            --        400,322       (172,402)       600,322        584,615
        Issue of capital stock                                   --          5,550      3,264,800          8,883      4,177,447
        Redemption of preferred shares                           --             --         (1,666)            --         (1,666)
-------------------------------------------------------------------------------------------------------------------------------
                                                                 --        480,872      3,090,732        710,688      4,760,396
-------------------------------------------------------------------------------------------------------------------------------
    Investing Activities
        Term deposits                                       339,713             --       (618,037)            --       (618,037)
        Additions to fixed assets                            (8,206)       (31,518)      (160,465)      (158,799)      (332,810)
        Acquisition of intellectual property               (235,099)            --       (235,099)            --       (235,099)
-------------------------------------------------------------------------------------------------------------------------------
                                                             96,408        (31,518)    (1,013,601)      (158,799)    (1,185,946)
-------------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash                                (525,913)         1,351        586,577       (401,102)       607,227
Cash
    Beginning of Period                                   1,133,140         24,402         20,650        426,855             --
-------------------------------------------------------------------------------------------------------------------------------

    End of Period                                       $   607,227    $    25,753    $   607,227    $    25,753    $   607,227
-------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

Vitalstate, Inc.
(A Company in the Development Stage)



Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to September 30, 2003
(Unaudited)
(Expressed in U.S. Funds)

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

2.    Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported a net loss of $3,578,044 from inception (April 18, 2001) to September 30, 2003. As reported on the statement of cash flows, the Company has reported deficient cash flows from operating activities of $2,967,223 from inception (April 18, 2001) to September 30, 2003. To date, these losses and cash flow deficiencies have been financed principally through the raising of capital and issue of common shares. Additional capital and/or borrowings may be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

3.    Significant Accounting Policy

      Stock-Based Compensation

For purposes of pro-forma disclosures, the estimated fair value of stock options granted to employees, using the Black-Scholes option pricing model, is amortized to expense over the options' vesting period. The Company's pro-forma information is as follows:


                                                                                                From Inception
                                 September 30,    September 30,  September 30,  September 30   (April 18, 2001)
                                     2003              2002          2003           2002              to
                                   3 months          3 months      9 months       9 months    September 30, 2003
--------------------------------------------------------------------------------------------------------------------
Comprehensive income            $    (416,345) $    (450,687) $  (1,613,250)   $  (1,225,901)   $  (3,596,181)
--------------------------------------------------------------------------------------------------------------------

Basic loss per common share     $       (0.02) $       (0.04) $       (0.09)   $       (0.13)   $       (0.32)
--------------------------------------------------------------------------------------------------------------------

Vitalstate, Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to September 30, 2003
(Unaudited)
(Expressed in U.S. Funds)




3.    Significant Accounting Policy (Cont'd)


                                                                                                          From Inception
                                       September 30,    September 30,   September 30,     September 30   (April 18, 2001)
                                          2003              2002            2003              2002              to
                                       3 months          3 months         9 months          9 months    September 30, 2003
---------------------------------------------------------------------------------------------------------------------------
      Stock based
        compensation expense
         included in net income     $        --       $    33,000       $        --       $   132,000       $   132,000
---------------------------------------------------------------------------------------------------------------------------

      Stock based
        compensation expense
        using Black-Scholes
        option pricing model        $    75,494       $    39,620       $   267,607       $   165,632       $   603,100
---------------------------------------------------------------------------------------------------------------------------

      Pro-forma net loss            $  (491,839)      $  (457,307)      $(1,880,857)      $(1,259,533)      $(4,067,281)
---------------------------------------------------------------------------------------------------------------------------

      Pro-forma basic loss per
        share                       $     (0.02)      $     (0.04)      $     (0.10)      $     (0.13)      $     (0.36)
---------------------------------------------------------------------------------------------------------------------------



4. Term Deposits

Term  depoits  bear  interest  at 1.4% per annum and mature no later than August
2004.


5. Capital Stock


Authorized -

           1,666,666    preferred shares of $0.001 par value
           3,333,334    redeemable (at the par value), voting Series A
                        preferred shares of $0.001 par value, ranking pari
                        passu with the common shares
         200,000,000    common shares of $0.000333 par value

Vitalstate, Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to September 30, 2003
(Unaudited)
(Expressed in U.S. Funds)



5. Capital Stock (Cont'd)

                                                                                  September 30,     December 31,
                                                                                      2003              2002
                                                                                   (Unaudited)        (Audited)
---------------------------------------------------------------------------------------------------------------------------
      Issued and outstanding -

           1,666,667     (December 31, 2002 - 3,333,334) Series A
                           preferred shares                                        $    1,667         $   3,333
          18,673,959     (December 31, 2002 - 10,329,793) common
                           shares                                                       3,040               816
---------------------------------------------------------------------------------------------------------------------------

                                                                                   $    4,707        $    4,149
---------------------------------------------------------------------------------------------------------------------------

On September 9, 2003, the Company issued 137,499 common shares to employees as signing bonuses. The Company's shares at that date were trading on the OTC Bulletin Board at $0.60 per share.

The legal paid-up capital of the Company differs from the recorded value due to the application of reverse takeover accounting on April 3, 2002.

      Warrants

On August 8, 2003, the Company issued 300,000 warrants as part of the acquisition of intellectual property. Each warrant is exercisable for the purchase of one common share at any time during the five year period commencing on August 8, 2003 at a price of $0.50 per share.

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

Vitalstate, Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to September 30, 2003
(Unaudited)
(Expressed in U.S. Funds)

5. Capital Stock (Cont'd)

On August 21, 2003, the Company granted options, outside of its stock option plan, to three non-employees to purchase up to 220,000 common shares in aggregate, at an exercise price of $0.68 per common share which is above the market price of $0.55 on the date of grant. The expiration date of the options is five years from the date of grant and the options vest 100% on the grant date.

As at September 30, 2003, 2,227,500 (December 31, 2002 - 2,210,000) options were outstanding of which 888,750 (December 31, 2002 - 250,000) were exercisable.

The number of options has varied as follows:

                                                                                                      Weighted
                                                                                                       Average
                                                                                     Shares        Exercise Price
---------------------------------------------------------------------------------------------------------------------------
      Balance outstanding - January 1, 2003                                           2,210,000    $         0.67
      Granted                                                                           220,000              0.68
      Cancelled                                                                       (162,500)              0.69
      Exercised                                                                        (40,000)              0.37
---------------------------------------------------------------------------------------------------------------------------
      Balance outstanding - September 30, 2003                                        2,227,500              0.68
---------------------------------------------------------------------------------------------------------------------------
      Balance exercisable - September 30, 2003                                          888,750              0.66
---------------------------------------------------------------------------------------------------------------------------

6.    Loss Per Share

Basic loss per share is calculated based on the weighted average number of shares outstanding during the period. The diluted loss per share has not been calculated as it would be anti-dilutive.

Of the 2,227,500 options outstanding at September 30, 2003, 2,142,500 were anti-dilutive.

Vitalstate, Inc.
(A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to September 30, 2003
(Unaudited)
(Expressed in U.S. Funds)


7.    Contingencies

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

Professional fees incurred during the nine month period ended September 30, 2003 related to the above matters were approximately $384,000.

ITEM 2.  PLAN OF OPERATION

         We have moved into the first phase of commercialization of our technology and our sports nutrition product lines. In late September 2003, we launched into the retail marketplace our Russian Red Creatine Actijubes, Foundation Protein Powders and our Command Performance Nutrition Bars. We have established relationships with three distributors that specialize in the sale of nutritional supplements.We have also established and fortified a relationship with General Nutrition Centers for distribution of our products in their corporate and franchise retail outlets. We have begun actively establishing key retailers in major US markets and have received a positive response in both retailer and consumer acceptance.

         We have completed the marketing and sales strategies, branding materials, and packaging and advertising programs for our sports nutrition line extensions and scheduled Phase Two sports nutrition products which will launch under our Russian Red, Command Performance, Ripped Quick, Wolverines and Fit Kids brands. These items will begin launching in a sequence strategy beginning with Fit Kids in December - followed by Russian Red Hardcore Training Kits and Wolverines in January, Command Performance Kits in February and Ripped Quick Physique Kits in March. We have successfully integrated our inventory control, ordering, shipping and receiving systems. In addition, effective October 20, 2003 we launched our e-commerce webstore and have begun processing incoming orders on a daily basis.

         We will continue our investment in research and development over the next twelve to eighteen months in the development of the following categories for our branded nutrition products:

         1.       Sports supplements

         2.       Energy  bars and  drinks

         3.       Weight  management  products

         4.       Vitamins and minerals

         5.       New technologies

         In addition to the launch of our branded line of sports nutrition and nutrition based products, we have secured contracts to develop and manufacture our nutritional products on a "turn-key" contract basis from a number of outside companies.

         Research and development is continuing as we have entered into discussions and negotiations with numerous pharmaceutical companies that have expressed an interest in licensing our delivery technology for the delivery of their own branded OTC and pharmaceutical products. Our long term focus continues to be on expansion of our delivery technology into new and existing OTC and pharmaceutical products and entering into strategic partnerships with key pharmaceutical companies.

         We presently have no plans regarding purchases of plant or significant equipment, as we have negotiated strategic partnerships for manufacture and production of our current range of products.

         We currently employ seventeen people. Subject to our rate of growth and the expected expansion of our sales and distribution activities, we expect to hire approximately four additional employees within the next three to six months and an additional three to five employees during the following eighteen-month period.

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

           Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Board of Directors to be performed by Richter, Usher & Vineberg, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Board of Directors currently has not approved the engagement of Richter, Usher & Vineberg to perform any non-audit services in 2003, except for income tax preparation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 9, 2003 Dreampak LLC ("Dreampak") filed an action against us in the US District Court for the Eastern District of Wisconsin (Civil Action
No.: 03 C 0303) seeking a declaratory judgment that Dreampak was not in violation of a May 13, 2002 confidentiality agreement ( the "Confidentiality Agreement") between the parties. On April 22, 2003, we filed an action in the US District Court for the District of New Jersey (Civil Action No.: 03-CV-01760
(JAG)) asserting claims for breach of the Confidentiality Agreement, misappropriation of trade secrets, breach of fiduciary duty and tortious interference with prospective business relations. Following the filing of the New Jersey action, Dreampak filed an amended complaint in the Wisconsin action alleging that we had misappropriated Dreampak's trade secrets by incorporating information learned from Dreampak into our creatine based nutritional supplement product. Dreampak also asserted these claims as counterclaims in the New Jersey action. On May 6, 2003, we filed an amended complaint in the New Jersey action
(1) seeking a declaratory judgment that we are not violating any rights of Dreampak, and (ii) making a business disparagement claim based on Dreampak's false assertion to our contract manufacturer that their manufacture of our "Actijube" products involves them in a theft of trade secrets.

         In the New Jersey action, we obtained a temporary restraining order enjoining Dreampak from marketing and producing any products utilizing information disclosed to Dreampak pursuant to the Confidentiality Agreement. The temporary restraining order remains in place as of the date hereof. Both parties moved for preliminary injunctions against the other in the New Jersey action. These motions have been fully briefed and oral argument on the motions is nearly complete. We believe that we will succeed in obtaining a preliminary injunction and in opposing Dreampak's preliminary injunction motion, although no assurance can be given that this will prove to be the case. On October 28, 2003 the Wisconsin District Court granted our motion to dismiss the Wisconsin action. We believe that the actions brought against us by Dreampak are without merit and accordingly, no provision has been made in our accounts for these claims.

         No other legal proceedings are pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         In September 2003, we issued an aggregate of 137,499 shares of our common stock to five persons, all of whom are employees of ours. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

         Pursuant to the August 8, 2003 Technology Purchase Agreement among us, our wholly owned subsidiary, Vitalstate Canada Ltd., 9103-3019 Quebec Inc., Michael Farber and Jonathon Farber, we issued to 9103-3019 Quebec Inc. 300,000 five year common stock purchase warrants, each to purchase one share of our common stock at a price of $.50 per share. The warrants were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

         On August 21, 2003 we issued an aggregate of 220,000 stock options to three persons. Each option is exercisable for the purchase of one share of our common stock at a price of $.68 per share, any time during the period ending five years from the date of grant.

         No other restricted equity securities were sold by us during the period covered by this Report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

         31.1     Rule   13(a)-14(a)/15(d)-14(a)   Certification   of  Principal
                  Executive Officer

         31.2     Rule   13(a)-14(a)/15(d)-14(a)   Certification   of  Principal
                  Financial Officer

         32.1     Section 1350 Certification of Chief Executive Officer

         32.2     Section 1350 Certification of Chief Financial Officer


         (b)      Reports on Form 8-K

                  On September 2, 2003 we filed a Form 8-K dated August 15, 2003. Item 5 thereof discussed the termination of our April 10, 2003 Product Supply and License Agreement with Rexall Sundown, Inc. No other Current Reports on Form 8-K were filed by us during the quarter ended September 30, 2003.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 Vitalstate, Inc.


Dated:  November 13, 2003         By: /s/ James Klein
                                      --------------------------------------
                                      James Klein
                                      Treasurer, Secretary & Chief Financial
                                      Officer