Form 10KSB
period 2003-12-31
VITALSTATE INC
filed 2004-03-30
CIK 1085106

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

          |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2003

                                       OR

          |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        Commission file number: 000-30158

                                VITALSTATE, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

                 NEW YORK                                   13-3935933
      -------------------------------                      -------------
      (State or other jurisdiction of                      (IRS Employer
      incorporation or organization)                    Identification No.)


               2191 HAMPTON AVENUE
            MONTREAL, QUEBEC, CANADA                             H4A 2K5
            ------------------------                             -------
    (Address of principal executive offices)                  (Postal Code)

Issuer's telephone number:  (514) 369-4221
                            --------------
Securities registered under Section 12(b) of the Act:  NONE
                                                       ----
Securities registered under Section 12(g) of the Act:  COMMON STOCK, PAR VALUE
                                                       -----------------------
                                                       $0.000333 PER SHARE
                                                       -------------------

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

State registrant's revenues for its most recent fiscal year:  $1,578,536

As of March 22, 2004, there were 20,762,194 shares of the registrant's common stock, par value $0.000333, issued and outstanding. Of these, 10,795,527 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is $5,397,764 based on the closing price of $.50 for the registrant's common stock on March 22, 2004.

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
   Not Applicable.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                                    PAGE
-----------------------                                                                    ----

FORWARD-LOOKING STATEMENTS....................................................................3

                                     PART I
1.      DESCRIPTION OF BUSINESS...............................................................3

2.      DESCRIPTION OF PROPERTY..............................................................10

3.      LEGAL PROCEEDINGS....................................................................10

4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................11

                                     PART II
11

5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............................11

6.      PLAN OF OPERATION....................................................................15

7.      FINANCIAL STATEMENTS.................................................................16

8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
        DISCLOSURE...........................................................................16

8A.     CONTROLS AND PROCEDURES..............................................................18

                                    PART III

9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
        SECTION 16(A) OF THE EXCHANGE ACT....................................................19

10.     EXECUTIVE COMPENSATION...............................................................21

11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................24

12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................27

13.     EXHIBITS, LIST AND REPORTS ON FORM 8-K...............................................29

14.     PRINCIPAL ACCOUNTANT FEES & SERVICES.................................................33

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

On March 27, 2002 we entered into a Reorganization Agreement with Group Intercapital Inc., a Canadian corporation and our principal shareholder, Nuvo Way Inc., a Canadian corporation, Heather Baker and the shareholders of Nuvo Way Inc. The Reorganization Agreement principally involved our acquisition of all of Nuvo Way Inc.'s issued and outstanding capital stock, making Nuvo Way Inc. a wholly owned subsidiary of ours, in exchange for 5,000,000 shares of our restricted common stock and the cancellation by Group Intercapital Inc. of 2,980,000 shares of our common stock owned by it. 1,666,666 of the 5,000,000 shares of common stock were issued to the Nuvo Way Inc. shareholders as of April 3, 2002, the closing date under the Reorganization Agreement. 1,666,667 of the 5,000,000 shares of common stock were issued to the Nuvo Way Inc. shareholders as of April 3, 2003, the first anniversary of the closing date. The remaining 1,666,667 of the 5,000,000 shares of common stock are to be issued to the Nuvo Way Inc. shareholders as of April 3, 2004, the second anniversary of the closing date. As of the closing date, the Nuvo Way Inc. shareholders also received an aggregate of

3,333,334 shares of our Series A Preferred Stock. The Series A Preferred Stock is pari passu with our common stock with respect to voting, dividend and liquidation rights. It is automatically redeemable in direct proportion to, and at the time of issuance of, the common stock issued or to be issued to the Nuvo Way Inc. shareholders on the first and second anniversaries of the closing date. Accordingly, as of April 3, 2003 1,666,667 of the 3,333,334 then outstanding shares of Series A Preferred Stock were cancelled.

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

In April of 2003 we formed a US based subsidiary, Vitalstate US Inc., which established its operational base in Boynton Beach Florida. We hired Terry Giles to head our US base and act as our Chief Operating Officer and president of Vitalstate US Inc. Mr. Giles is charged with the task of commercializing our complete line of nutritional supplements, as well as establishing relationships with pharmaceutical companies. Upon fully establishing our nutritional supplement product line, we intend to enter into the regulated pharmaceutical prescription and over-the-counter drug markets, including markets for veterinary prescription drugs. With respect to pharmaceutical products, we intend to license our products to established pharmaceutical companies to avoid the substantial resources required to commercialize these products. Our goal with all of our products will be to develop safer, more effective and more convenient ways to administer active ingredients. Our proprietary technology involves a patent-pending confectionery-based delivery system. Our patent applications cover the processes of manufacture and use of the delivery systems in both supplement and pharmaceutical markets.

Nutritional supplements are taken for a wide variety of reasons: to enhance fitness or sports programs, build muscle and strength, increase energy, feel better, lose weight, and maintain health. Despite experiencing growth in recent years, the supplements market is dealing with a number of issues that we believe we are ideally suited to address due to our proprietary technology, the extensiveness of our clinical testing, and our approach to marketing. Presently, a large part of the supplements market consists of products which contain a single active ingredient, products which are difficult to use, and products which are sold with little or no reliable information. Customers are confused due to an absence of consumer education, the large selection of product choices and brands, scant scientific confirmation to back up product claims, mismatched expectations, and lack of tangible results. They have no confidence in product dosages, material quality or label claims. Due to these factors, we believe there is a solid and growing base of consumers who are frustrated and would welcome products that have been carefully tested and developed and that are designed to meet their specific needs. No assurance can be given however, that our products will be perceived as meeting these needs or that our products will achieve our anticipated level of market acceptance.

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

The initial target audience for our products has been North American health and fitness consumers who are looking for higher performance and higher quality energy, vitamin, weight-loss and supplement products. We are actively developing products in all of these categories as more fully described below.

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

o WEIGHT MANAGEMENT: Formerly confined to the diverse worlds of bodybuilders and the obese, this category now covers a much broader target. Catering to the consumer's desire for convenience, shakes, bars, weight-loss pills and meal replacements make up the second-fastest growing segment in the supplements industry, with estimated U.S. sales of $4 billion in 2002. A cross-cutting supplement category, weight-loss supplements include many products, generally formulas, specifically designed to facilitate the burning of fat and calories.

Another area we consider ripe for future product development is that of veterinary pharmaceutical products which in 2001 had sales in excess of $3 billion in the U.S., showing a 20% annual growth rate. The market for animal supplements has also been growing rapidly for the past ten years, reaching $350 million, according to 2001 U.S. sales figures. The pet supplements market runs the gamut from natural pet food, dietary supplements, and herbal formulas to specific products. Many human supplements such as antioxidants, vitamins, amino acids, and Echinacea are beneficial for pets as well. It seems logical that pet owners who take supplements themselves would consider supplements for the benefit of their pets. In the U.S., an estimated 61% of households own pets, which translates to over 61 million pet households. A market research firm, Business Communications Company, released a report predicting pet supplement sales in the U.S. will reach $1 billion by 2005. These patterns are not confined to the U.S. The pet population has also grown rapidly in Europe and in South America. Distribution in the U.S. is largely through veterinarians, natural food retailers and other direct channels, plus specialty pet stores, mass market and natural pet retailers. No assurance can be given that we will successfully enter the markets for pet supplements and veterinary pharmaceutical products.

Despite the need and growing demand for nutraceuticals, pharmaceuticals, and supplements, we believe little has been done to render these products more conveniently packaged and more easily ingested, digested, and absorbed. We further believe that the advantages of our delivery platforms over other difficult, and at times complicated, modes of administration of active ingredients in the Rx, OTC, veterinary, and supplement markets are substantial, although no assurance can be given that this will prove to be the case. Some of these advantages are:

o    Makes products easily portable
o Our belief that it will enhance absorption (clinical evaluation in progress)
o    Allows for controlled and accurate dosages
o    Purity is guaranteed
o Allows for the combination of active ingredients at effective levels Enables the simplicity of unit doses rather than 'a handful of pills'
o Is easy to take and tastes good. Enables oral delivery in traditionally hard to dose market segments (children, veterinary)

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

SALES AND MARKETING

We began commercialization of our branded nutritional supplements in September 2003, with the launch of our Russian Red creatine ActiJubes, Command protein bars, and Foundation protein powders. By December 31, 2003, we had also launched our FitKids nutrition bars for children. In early 2004 we expanded our product lines with our Ripped Quick Physique Kits, Command Performance Kits and Russian Red Hardcore Bodybuilding Kits, all using our ActiJube technology, as well as Wolverines Turkey Nuggets.

Our products are being sold in General Nutrition Centers ("GNC") across the United States, through gyms and specialty stores via our distributors, and directly through our web site.

From mid-October 2003 to December 31, 2003 sales of our branded products totaled $ 791,036.

SUPPLIES AND SUPPLIERS

Our products are manufactured for us by third parties. Although we have selected certain manufacturers for each different product form, several alternative sources are available to us. Manufacturers are chosen based on quality, service and price. The raw materials necessary to make our products are also available from several sources. We expect all required raw materials to be readily available in sufficient quantities and to be of required quality.

SEASONAL ASPECTS

We will experience some seasonal variation in our sales through the winter months of November and December, as historically this has proven to be the slowest sales period at both retail and wholesale due to holiday activities and preparation for year end audits and new store sets and merchandising for the following New Year.

RESEARCH AND DEVELOPMENT

All of our research and development activities are company sponsored. All of these activities have related to the development of our delivery platforms and our nutritional supplements. During the fiscal year ended December 31, 2003 we spent approximately $ 520,000 on research and development activities, whereas in 2002 we spent approximately $235,000.

CUSTOMERS

As at December 31, 2003 four of our customers each accounted for more than 10% of our sales. Sales to these customers represented approximately 46% (GNC), 12%, 12% and 11% respectively of our sales. We do not believe the loss of any one of these customers other than GNC would have a material adverse effect on our operations. Further, with respect to GNC, we do not believe losing them as a customer would have a long term detrimental effect on our operations.

COMPETITION

We depend on our proprietary technology to differentiate our products from those of our competitors. Our competitors include companies that provide delivery systems such as gel caps, tablets, capsules, liquids and the like and companies which compete directly with our final products. We compete with companies engaged in the health, nutrition, and fitness products field, most of which are considerably larger than we are in total assets and resources. This could enable them to bring their own products to advanced stages of development and marketing with more speed and efficiency than we can. There can be no assurance that our products will be able to successfully compete with theirs.

GOVERNMENT REGULATION

The U.S. Food and Drug Administration or FDA regulates nutritional supplements under a different set of regulations than those covering conventional foods and drug products (prescription and Over-the Counter). Under the Dietary Supplement Health and Education Act of 1994, the nutritional supplement manufacturer is responsible for ensuring that a nutritional supplement is safe before it is marketed. Generally, manufacturers simply need to self register with the FDA and file notice of intent to market specific nutritional supplements without having to get written FDA approvals before producing or selling nutritional supplements. Manufacturers must make sure that product label information is truthful and not misleading. The FDA and the Federal Trade Commission regulates nutritional supplement label claims and advertising.

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

EMPLOYEES

As of March 10, 2004 we had 6 employees in our Montreal office, including two executive officers, a Vice President of Intellectual Property, a Director of New Product Development and other support staff. Our Florida office has 11 employees, including one executive officer, a Vice-President of Finance, a Director of Operations and other support staff. We plan to add additional employees as required for the expanded operation of our business including those required for sales and marketing, product development and support. We presently estimate hiring 2 employees within the next 3 months and an additional 3 to 10 employees during the following 12 month period.

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

PATENTS, TRADEMARKS AND LICENSES

We have a proprietary portfolio of patent applications. We have filed 7 United States, and 3 international or foreign patent applications directed to the composition of matter, processes of preparation, or methods of use.

We plan to protect our proprietary technology by filing additional United States, Canadian and foreign patent applications related to the technology, inventions and improvements that are important to the development of our business. The patent position of nutraceutical and pharmaceutical companies involves complex legal and factual questions. The enforceability of patents cannot be projected with certainty. Patents, if issued, may be challenged, invalidated or circumvented, and may fail to provide any protection against competitors. Our pending patent applications, those which we may file in the future, or those which we may license from third parties, may not result in patents being issued. If patents were issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Competitors may independently develop similar technologies or duplicate any technology that we have developed. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States and Canada.

We also rely on trade secrets, know-how and technology, which we try to protect by entering into confidentiality agreements with parties that have access to it, which include corporate partners, collaborators, employees and consultants. Any of these parties may breach their agreement and disclose our confidential information. Our competitors might also learn of the information in some other way.

We also have filed 32 trademark applications primarily in the United States and Canada on technology and products we deem important to us. These trademark applications relate primarily to the branding of our products. The major trademarks include Vitalstate, ActiJube, Russian Red, Command Performance, Ripped Quick, Foundation, Wolverines and Fit Kids.

                         ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters are currently located in a leased facility located at 2191 Hampton Avenue, Montreal, Quebec H4A 2K5, Canada, consisting of a total of approximately 3,000 square feet of space. Our administrative and research staff all work from this location. The current monthly rent due under the lease, which expires on April 30, 2004, is approximately CDN$1,500 per month plus our proportionate share of utilities and municipal taxes. We will continue to rent this space on a month-to-month basis after April 30, 2004. We believe this space is sufficient to handle our present and immediate future needs.

Our Florida office is located in a leased facility at 1499 High Ridge Road, Boynton Beach Florida, 33426, consisting of a total of approximately 12,000 square feet of space. Our sales, marketing and operational staff all work from this location. The current monthly rent due under the lease, which expires on April 30, 2008, is approximately US$12,000 per month plus utilities and municipal taxes. We believe this space is sufficient to handle our present and immediate future needs.

In the event our lease is terminated for any reason or not renewed upon expiration of the present lease term, space sufficient to handle our then present and expected future needs is available from several alternative sources at slightly higher rental rates.

                            ITEM 3. LEGAL PROCEEDINGS

On April 9, 2003 Dreampak LLC ("Dreampak") filed an action against us in the US District Court for the Eastern District of Wisconsin (the "Wisconsin Action") seeking a declaratory judgment that Dreampak was not in violation of a May 13, 2002 confidentiality agreement ( the "Confidentiality Agreement") between the parties. On April 22, 2003, we filed an action in the US District Court for the District of New Jersey (the "New Jersey Action") asserting claims for breach of the Confidentiality Agreement, misappropriation of trade secrets, breach of fiduciary duty and tortious interference with prospective business relations. Following the filing of the New Jersey action, Dreampak filed an amended complaint in the Wisconsin action alleging that we had misappropriated Dreampak's trade secrets by incorporating information learned from Dreampak into our creatine based nutritional supplement product. Dreampak also asserted these claims as counterclaims in the New Jersey Action. On May 6, 2003, we filed an amended complaint in the New Jersey action (i) seeking a declaratory judgment that we are not violating any rights of Dreampak, and (ii) making a business disparagement claim based on Dreampak's false assertion to our contract manufacturer that their manufacture of our "Actijube" products involves them in a theft of trade secrets. We succeeded in dismissing the Wisconsin Action leaving only the New Jersey Action for resolution.


On April 22, 2003, we obtained a temporary restraining order in the New Jersey Action enjoining Dreampak from marketing and producing any products utilizing information disclosed to Dreampak pursuant to the Confidentiality Agreement. In December 2003, the Court denied both parties' motions for preliminary injunctions, vacated the temporary restraining order, and directed discovery to ensue.

Commencing in February 2004, we started substantive settlement discussions with Dreampak which resulted in a settlement in principal in March 2004. Attorneys for both sides are currently negotiating a written settlement agreement. As a result, we believe that the Dreampak litigation will be settled within thirty
(30) days.

In the event the parties are unable to agree on a form of settlement agreement, we intend to vigorously pursue enforcement of our claims and defend against those asserted by Dreampak.

No other material legal proceedings are pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "VTST." From July 3, 2000 until June 5, 2002, the date we changed our name from Harmony Trading Corp. to Vitalstate, Inc., our stock was quoted under the symbol "HRMY." The following table sets forth, for the fiscal quarters or periods indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by Pink Sheets, LLC. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The prices set forth below reflect the 3:1 forward stock split which took place on December 5, 2000.

     QUARTER ENDED OR PERIOD INDICATED        HIGH BID          LOW BID
     ---------------------------------        --------          -------
     March 31, 2001                             1.75              .375
     June 30, 2001                              1.25              .625
     September 30, 2001                         1.15              .55
     December 31, 2001                          1.35              .35
     March 31, 2002                             1.60             1.10
     June 30, 2002                              1.35              .77
     September 30, 2002                          .80              .37
     December 31, 2002                          1.15              .42
     March 31, 2003                              .90              .54
     June 30, 2003                               .77              .48
     September 30, 2003                          .63              .41
     December 31, 2003                           .77              .51

On March 22, 2004, the closing bid price for our common stock was $.50 per share.

HOLDERS

As of March 22, 2004, there were approximately 53 record holders of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

On December 5, 2003, we issued 2,000,000 shares of our restricted common stock to Scepter Holdings, Inc. in consideration of its exercise of 2,000,000 Special Warrants at an exercise price of $.50 per share or $1,000,000 on an aggregate basis. The shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

On September 9, 2003 we issued an aggregate of 137,499 common stock to five employees. These shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

Pursuant to the August 8, 2003 Technology Purchase Agreement among us, our wholly owned subsidiary, Vitalstate Canada Ltd., 9103-3019 Quebec Inc., Michael Farber and Jonathan Farber, in August, 2003 we issued to 9103-3019 Quebec Inc. 300,000 five year common stock purchase warrants, each to purchase one share of our common stock at a price of $.50 per share. The warrants were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

On August 21, 2003 we issued an aggregate of 220,000 stock options to three persons. Each option is exercisable for the purchase of one share of our common stock at a price of $.68 per share, any time during the period ending five years from the date of grant. Each option was issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

                           EQUITY COMPENSATION PLAN INFORMATION AS AT DECEMBER 31, 2003

-------------------------------------- ----------------------- --------------------- ---------------------------------
                                        NUMBER OF SECURITIES
                                         TO BE ISSUED UPON       WEIGHTED-AVERAGE     NUMBER OF SECURITIES REMAINING
                                            EXERCISE OF         EXERCISE PRICE OF     AVAILABLE FOR FUTURE ISSUANCE
                                        OUTSTANDING OPTIONS,       OUTSTANDING       UNDER EQUITY COMPENSATION PLANS
                                        WARRANTS AND RIGHTS     OPTIONS, WARRANTS    (EXCLUDING SECURITIES REFLECTED
                                                (A)               AND RIGHTS (B)            IN COLUMN (A)) (C)
-------------------------------------- ----------------------- --------------------- ---------------------------------
Equity compensation plans approved               0                     N/A                          0
by security holders
-------------------------------------- ----------------------- --------------------- ---------------------------------
Equity compensation plans not             2,007,500(1)(2)              $.67                      177,500
approved by security holders
-------------------------------------- ----------------------- --------------------- ---------------------------------
         Total                            2,007,500(1)(2)              $.67                      177,500
-------------------------------------- ----------------------- --------------------- ---------------------------------

(1) Excludes 220,000 five year options issued outside the 2002 Non-Statutory Stock Option Plan to 3 non-employees on August 21, 2003 with an exercise price of $.68 per share.
(2)  Effective February 11, 2004, 400,000 of the Plan Options were cancelled.

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

                            ITEM 6. PLAN OF OPERATION

We are a development stage company. We have begun commercializing our products and have gained sales and distribution of our product lines. We have principally funded our operations to date through private placements of our securities and through loans from affiliated persons. It is our intention to raise additional funds during the next twelve months through additional private placements or through institutional funding, as required to supplement revenues earned from the sales of the following items in the following categories:

     1.   Sports supplements
     2.   Protein bars
     3.   Weight management products
     4.   Functional foods

We intend to continue our investment in limited additional research and development over the next twelve months, and plan to further the development of products in the following categories:

     1.   Functional foods
     2.   New technologies

Sales, promotions and marketing are expected to represent the significant portion of our activities during the next twelve months. As we expand our distribution and sales. We presently have no plans regarding purchases of plant or significant equipment.

We currently employ seventeen people. Subject to our rate of growth, we expect to hire approximately two additional employees within the next three months and an additional three to ten employees during the following twelve-month period.

Currently, we are working on establishing our branded sports supplements in the marketplace and gaining continued consumer acceptance. Through print advertising, tradeshows and sporting event sponsorships as well as a substantial industry presence, the sports supplement consumer is being made aware of the Vitalstate name, our technology and products. Gaining shelf space at GNC and in gyms and specialty stores was a crucial step in our transition from ideation to commercialization.

Our goal over the next year is to make Vitalstate a widely recognized and significant player in the sport supplement market. Our longer term goal is to conclude licensing arrangements for pharmaceutical and Over The Counter products.

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

     o information had come to their attention during such time period that if further investigated might: (i) materially impact the fairness or reliability of the financial statements to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report, or (ii) cause them to be unwilling to rely on our managements representations or be associated with our financial statements;

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

                        ITEM 8A. CONTROLS AND PROCEDURES

Our principal executive and financial officer evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the filing of this report. Based on this evaluation, our principal executive and financial officer concluded that our controls and procedures are effective in providing reasonable assurance that the information required to be disclosed in this report is accurate and complete and has been recorded, processed, summarized and reported within the time period required for the filing of this report. Subsequent to the date of this evaluation, there have not been any significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls.

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Board of Directors to be performed by Richter Usher & Vineberg, Chartered Accountants, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Board of Directors currently has not approved Richter Usher & Vineberg, Chartered Accountants to perform any non-audit services other than tax services related to compliance, advice, and preparation of returns.

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

The following table sets forth certain information, as of March 22, 2004, with respect to our directors and executive officers.

                                                                                             Date of Election
                                                                                              or Appointment
Name                         Positions Held                                        Age          as Director
----                         --------------                                        ---          -----------
Heather Baker                President, Chief Executive Officer                     59          April 9, 2002

James Klein                  Treasurer, Secretary, Chief Financial Officer,         42          April 9, 2002
                             Director

Jonathan Farber              Vice President-Intellectual Property, Director         50          May 29, 2002

Robert S. Torokvei           Director, Chairman of the Board                        49          March 4, 2003

Thomas E. Torokvei           Director                                               60          March 4, 2003

Terry Giles                  Chief Operating Officer, Director                      44          June 10, 2003

Gilles Cloutier              Director                                               59          June 10, 2003

     The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

HEATHER BAKER has served as our president and chief executive officer since April 9, 2002. She has served in similar capacities for our wholly owned operating subsidiary, Vitalstate Canada Ltd. since its formation in April 1002. Ms. Baker has more than twenty years of experience in the management of medical and scientific research. From July 1999 until April 2001 she served as president for her own life sciences and business development consulting firm, HBaker Consultants, in Montreal, Canada. From 1988 until July 1999 she worked for Phoenix International Life Sciences in Montreal, Canada, a leading contract research organization that she co-founded. Phoenix International engaged in contract research for the pharmaceutical industry with special expertise in clinical studies, drug analysis, drug metabolism and toxicology. Prior to engaging in contract, medical and scientific research, Ms. Baker was engaged in academic medical research at the University of Tasmania Medical School in Australia. Ms. Baker received a B.A. degree from the University of Tasmania in 1968.

JAMES KLEIN has served as our secretary, treasurer, chief financial officer and a director since April 9, 2002. He has served in similar capacities for our wholly owned operating subsidiaries, Vitalstate Canada Ltd. and Vitalstate US Inc. since their respective formations. Mr. Klein has more than 20 years of management experience in the areas of finance, sales, marketing and technology development. From 1996 to 2002, Mr. Klein worked as the chief executive officer for Avocation Legal Systems, a software company founded by Mr. Klein that specializes in software applications for law firms. From 2001 to the present, Mr. Klein has worked for Kleinsult Inc., a company owned and founded by Mr. Klein that provides financial and information technology consulting services to small and medium businesses.

JONATHAN FARBER has served as a director of ours since May 29, 2002 and as our chief scientific officer from June 2002 until May 2003, at which time he assumed the role of Vice-President, Intellectual Property. Mr. Farber is responsible for the management of our portfolio of patents and trademarks. From 1995 through May 2002, Mr. Farber worked as a Technology Transfer Officer for McGill University's Office of Technology Transfer, where he was responsible for promoting the university's research capabilities to industry, evaluating the patent potential of inventions, and negotiating contract licenses and other agreements with both the private sector and government. From January 1994 until joining McGill, Mr. Farber worked as an Industrial Technology Advisor in the National Research Council of Canada's Industrial Research Assistance Program. Mr. Farber holds both B.Sc. and M.Sc. degrees from McGill University and a M.B.A. from Concordia University.

ROBERT S. TOROKVEI has served as a director of ours since March 4, 2003 and Chairman of our Board of Directors since February 3, 2004. During the past five years Mr. Torokvei has served as the president of Scepter Corporation, a manufacturer of plastic products and wholly owned subsidiary of Scepter Holdings, Inc. During such period he has also served as president of Scepter Holdings, Inc., a holding and venture capital investment company.

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

GILLES CLOUTIER, PH.D. Dr. Cloutier served as Chief Business Officer, Chairman of the Board and a director of MoliChem Medicines and MRD from January 2001 until December 2002. He was the Executive Vice President of Business Development of United Therapeutics Corporation, and one of its founders from 1997 to 2001. Dr. Cloutier has over thirty years of experience in the pharmaceutical industry and contract research organizations providing strategic support to the biotechnology and pharmaceutical industries. As Vice President of Cato Research

(1992-1997), Dr. Cloutier founded Cato Pharma Canada and led his team to the successful preparation of numerous orphan drug applications, investigational new drug applications, new drug applications, and a new drug study. At Quintiles, Inc. (1990-1992), he served as Vice President of Clinical Operations. During his 13 years at Burroughs Wellcome Co. (1976-1990), Dr. Cloutier headed the Department of Medical Services, after leading the Neurology/Anesthesiology Section. He has served as Professor at the University of Montreal, the University of North Carolina, and the University of Colorado Medical Center. Dr. Cloutier has served as President and Trustee of the Associates of Clinical Pharmacology and is on the Board of Directors of the Epilepsy Foundation of America. Dr. Cloutier graduated from the University of Montreal with a Ph.D. in Pharmacology and has made numerous presentations and has 33 publications.

TERRY A. GILES was hired as our Chief Operating Officer and as President of Vitalstate US Inc. to head up sales, marketing, manufacturing, new product development, market strategies, new business development, operations, distribution and logistics. With an extensive background and experience in the sports nutrition industry serving as a consultant and industry leader he has been widely regarded as an innovator in the field for over 28 years. Mr. Giles has been associated with some of the largest and most successful companies in the nutritional industry having served as Vice President of Cybergenics from 1995 through 1998, where he was in charge of product development and marketing, creating new product concepts and executing market strategies. He was co-founder and from 1998 to 2000 COO of Iron-Tek Nutrition and was responsible for creating their entire product line and marketing strategy. From 2000 to early 2003 he was acting as Vice President of Product Development for MET-Rx and Worldwide Sports Nutrition under the ownership of Royal Numico. His expertise in this industry has also garnered him respect as a published writer and author in the realm of sports nutrition and sports training. Mr. Giles has served as a director on our Board since June 10, 2003

BOARD OF DIRECTORS

Our directors presently receive no cash remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. To date we have formed a compensation committee consisting of Robert Torokvei, Gilles Cloutier, Terry Giles and James Klein and an audit committee consisting of Thomas Torokvei.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Heather Baker, James Klein, Jonathan Farber Terry Giles and Gilles Cloutier failed to file required Forms 3 and Forms 4 during 2003. All of such persons have however, made filings of Forms 5, on a delinquent basis, with respect to their 2003 securities transaction.

                         ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2003 to
(i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2003 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2003 that received annual compensation during the fiscal year ended December 31, 2003 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation                            Long-Term Compensation

                          Fiscal Year                                                  Restricted
Name and                     Ended                              Other       Options/     Stock        LTIP       All Other
Principal Position       December 31,   Salary     Bonus    Compensation      SARs       Awards      Payouts    Compensation
------------------       ------------   ------     -----    ------------      ----       ------      -------    ------------
Heather Baker                2003      $137,300       0           0            0            0           0             0
  Chief Executive            2002       $43,200  $110,000 (2)     0       300,000 (3)       0           0             0
  Officer, President (1)     2001             0       0           0            0            0           0             0

Terry Giles                  2003      $133,333  $50,000 (4)      0            0            0           0             0
  Chief Operating Officer    2002             0       0           0            0            0           0             0
                             2001             0       0           0            0            0           0             0

James Klein                  2003     $ 103,000       0           0            0            0           0             0
  Chief Financial            2002      $ 60,000       0           0       200,000 (5)       0           0             0
  Officer, Secretary,        2001             0       0           0            0            0           0             0
  Treasurer

(1) Ms. Baker has served as our president and chief executive officer since April 9, 2002.

(2) Pursuant to Ms. Baker's June 1, 2002 Executive Employment Agreement, Ms. Baker received 100,000 shares of our common stock in December 2002 as a bonus. See "Certain Transactions." The value of the shares on the date of issuance was approximately $110,000.
(3) Consists of 300,000 options issued to Ms. Baker on October 10, 2002 with an exercise price of $.69 per share. See "Certain Transactions. Excludes 25,000 options issued to Ms. Baker with an exercise price of $.37 per share pursuant to our March 27, 2002 Reorganization Agreement. See "Certain Transactions."

(4) Pursuant to Mr. Giles May 1, 2003 Employment Agreement, Mr. Giles received 83,333 shares of our common stock as a signing bonus on September 9, 2003. The value of the shares on the date of issuance was approximately $50,000.

(5) Consists of 200,000 options issued to Mr. Klein on October 10, 2002 with an exercise price of $.69 per share. See "Certain Transactions. Excludes 25,000 options issued to Mr. Klein with an exercise price of $.37 per share pursuant to our March 27, 2002 Reorganization Agreement. See "Certain Transactions."

OPTION/SAR GRANTS IN LAST FISCAL YEAR (INDIVIDUAL GRANTS)
None of the named executives received options or SAR grants in 2003. STOCK APPRECIATION RIGHTS

The named executives did not receive any stock appreciation rights from us during the fiscal year ended December 31, 2003.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
FISCAL YEAR END OPTION/SAR VALUES

                                                              Number of Securities
                                Shares                       Underlying Unexercised        Value of Unexercised
                               Acquired                           Options/SARs           In-the-Money Options/SARs
                                  On            Value        at Fiscal Year End (#)       at Fiscal Year End ($)
                               Exercise       Realized           Exercisable/                 Exercisable/
Name                              (#)            ($)             Unexercisable                Unexercisable
---------------------------    --------       ---------      ----------------------      -------------------------
Heather Baker                     N/A           N/A                 325,000
     Chief Executive Officer                                  175,000 Exercisable           $3,500 Exercisable
                                                              150,000 Unexercisable                N/A


Terry Giles                       N/A           N/A                   N/A                          N/A
     Chief Operating Officer
James Klein                       N/A           N/A                 225,000
     Chief Financial Officer                                  125,000 Exercisable           $3,500 Exercisable
                                                              100,000 Unexercisable                N/A

LONG TERM INCENTIVE PLAN AWARDS

We made no long-term incentive plan awards to the named executive officers during the fiscal year ended December 31, 2003.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT,
AND CHANGE-IN-CONTROL ARRANGEMENTS

Effective June 1, 2002 we entered into a one-year employment agreement with Heather Baker pursuant to which we pay Ms. Baker a base annual salary of CDN$90,000. In the event we terminate Ms. Baker's employment without cause we are obligated to pay Ms. Baker the equivalent of one year of her base annual salary. In the event we terminate Ms. Baker's employment pursuant to a change in control, we are obligated to pay Ms. Baker the equivalent of two years of her base annual salary. (See "Certain Transactions".) In May 2003, we extended the term of the agreement through May 31, 2004 and increased Ms. Baker's base annual salary to CDN$300,000.

Effective May 1, 2003 we entered into a three-year employment agreement with Terry Giles pursuant to which we pay Mr. Giles a base annual salary of US$200,000. We also agreed to issue an aggregate of 250,000 restricted shares to Mr. Giles as a signing bonus, 83,333 of which were issued in September 2003. The remaining bonus shares will be issued in proportional amounts on the first and second anniversaries of the employment agreement. In the event we terminate Mr. Giles' employment without cause we are obligated to pay Mr. Giles the balance of his salary due to him for the remainder of the contract. In the event such termination occurs during the final twelve months of the contract, we are obligated to pay him his salary for the remainder of the contract plus an additional twelve months. In the event we terminate Mr. Giles' employment pursuant to a change in control we are obligated to pay Mr. Giles the equivalent of two years of his base annual salary. (See "Certain Transactions").

Effective June 1, 2002 we entered into a one-year consulting agreement with Kleinsult Inc., a corporation wholly owned by James Klein pursuant to which we pay Mr. Klein a base annual salary of CDN$90,000. In the event Mr. Klein's employment is terminated by us without case we are obligated to pay Mr. Klein the equivalent of one year of his base annual salary. In the event Mr. Klein's employment is terminated pursuant to a change in control of our corporation, we are obligated to pay Mr. Klein the equivalent of two years of his base annual salary. (See "Certain Transactions"). In May 2003, we extended the term of the agreement through May 31, 2004 and increased Mr. Klein's base annual salary to CDN$202,500.

COMPENSATION OF DIRECTORS

For the year ended December 31, 2002, our non-employee directors receive 50,000 stock options per year for serving as directors. The options are exercisable for shares of our common stock at a price per share equal to the market value for our common stock on the date of grant. We did not grant options to any of our directors for the year ended December 31, 2003. During the fiscal year ended December 31, 2003 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

REPORT ON REPRICING OF OPTIONS/SARS

During the fiscal year ended December 31, 2003 we did not adjust or amend the exercise price of any stock options or SARs owned by the named executives.

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock and Series A Preferred Stock known by us as of March 22, 2004 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock or 5% of our Series A Preferred Stock,
(ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

------------------------------------ ------------------------------------- ------------------------- ---------------
         Name and Address                                                     Amount and Nature        Percentage
        of Beneficial Owner                     Title of Class             of Beneficial Ownership   of Class (14)
------------------------------------ ------------------------------------- ------------------------- ---------------
Scepter Holdings, Inc. (1)           Common stock, par value $.000333         8,000,000 shares            38.5%
170 Midwest Road                     per share                                Direct
Toronto, Ontario  M1P 3A9
Canada
                                     ------------------------------------- ------------------------- ---------------
                                     Series A preferred stock, par value      0 shares                     0%
                                     $.001 per share
------------------------------------ ------------------------------------- ------------------------- ---------------
Heather Baker                        Common stock, par value $.000333         1,266,667 shares (2)         5.99%
7 Cedar Avenue                       per share                                (350,000 Direct)
Pointe-Claire, Quebec  H9S 4X9                                                (916,667 Indirect)(3)
Canada
                                     ------------------------------------- ------------------------- ---------------
                                     Series A preferred stock, par value      308,333 shares (3)          18.5%
                                     $.001 per share                          Indirect
------------------------------------ ------------------------------------- ------------------------- ---------------
James Klein                          Common stock, par value                  725,000 shares (4)           3.48%
4057 Vendome Avenue                  $.000333 per share                       Direct
Montreal, Quebec  H4A 3N2
Canada
                                     ------------------------------------- ------------------------- ---------------
                                     Series A preferred stock, par value      275,000 shares              16.5%
                                     $.001 per share                          Direct
------------------------------------ ------------------------------------- ------------------------- ---------------
3073815 Canada Inc. (5)              Common stock, par value                  916,667 shares (6)           3.7%
4625 Dobrin Street                   $.000333 per share                       Direct
St. Laurent, Quebec H4R 2P7 Canada
                                     ------------------------------------- ------------------------- ---------------
                                     Series A preferred stock, par value      308,333 shares              18.5%
                                     $.001 per share                          Direct
------------------------------------ ------------------------------------- ------------------------- ---------------
3949559 Canada Inc. (7)              Common stock, par value                  276,667 shares               1.33%
3884 Ernest Savignac                 $.000333 per share                       Direct
Montreal, Quebec  H2M 2M3
Canada
                                     ------------------------------------- ------------------------- ---------------
                                     Series A preferred stock, par value      108,333 shares               6.5%
                                     $.001 per share                          Direct
------------------------------------ ------------------------------------- ------------------------- ---------------
9103-3019 Quebec Inc. (8)            Common stock, par value                  796,152 (9) shares           3.78%
147 Dufferin Road                    $.000333 per share                       Direct
Hampstead, Quebec  H3X 2Y2
Canada
                                     ------------------------------------- ------------------------- ---------------
                                     Series A preferred stock, par value      358,333 shares              21.5%
                                     $.001 per share                          Direct
------------------------------------ ------------------------------------- ------------------------- ---------------
Ross Harvey                          Common stock, par value                  233,332 shares               1.12%
6505 Cote St. Luc, App. 7            $.000333 per share                       Direct
Cote St. Luc, Quebec  H4V 1G3
Canada
                                     ------------------------------------- ------------------------- ---------------
                                     Series A preferred stock, par value      116,668 shares               7%
                                     $.001 per share                          Direct
------------------------------------ ------------------------------------- ------------------------- ---------------
Tommy Kane                           Common stock, par value                  450,000 shares               2.17%
13125 Ancourt Street                 $.000333 per share                       Direct
Pierrefonds, Quebec  H8Z 1R5
Canada
                                     ------------------------------------- ------------------------- ---------------
                                     Series A preferred stock, par value      225,000 shares              13.5%
                                     $.001 per share                          Direct
------------------------------------ ------------------------------------- ------------------------- ---------------

------------------------------------ ------------------------------------- ------------------------- ---------------
         Name and Address                                                     Amount and Nature        Percentage
        of Beneficial Owner                     Title of Class             of Beneficial Ownership   of Class (14)
------------------------------------ ------------------------------------- ------------------------- ---------------
Steven Leroux                        Common stock, par value                  654,000 shares (10)          3.13%
571 Donegani                         $.000333 per share                       Direct
Pointe Claire, Quebec  H9R 5S1
Canada
                                     ------------------------------------- ------------------------- ---------------
                                     Series A preferred stock, par value      275,000 shares              16.5%
                                     $.001 per share                          Direct
------------------------------------ ------------------------------------- ------------------------- ---------------
Jonathan Farber                      Common stock, par value                  426,667 shares (11)(12)      2.04%
8804 Ernest Savignac                 $.000333 per share                       (150,000 Direct)
Montreal, Quebec  H2M 2M3                                                     (276,667 Indirect)
Canada
                                     ------------------------------------- ------------------------- ---------------
                                     Series A preferred stock, par value      108,333 shares (11)          6.5%
                                     $.001 per share                          Indirect
------------------------------------ ------------------------------------- ------------------------- ---------------
Robert S. Torokvei                   Common stock, par value                  8,000,000 shares (13)       38.5%
170 Midwest Road                     $.000333 per share                       Indirect
Toronto, Ontario  M1P 3A9
Canada
                                     ------------------------------------- ------------------------- ---------------
                                     Series A preferred stock, par value      0 shares                     0%
                                     $.001 per share
------------------------------------ ------------------------------------- ------------------------- ---------------
Thomas E. Torokvei                   Common stock, par value                  8,000,000 shares (13)       38.5%
170 Midwest Road                     $.000333 per share                       Indirect
Toronto, Ontario  M1P 3A9
Canada
                                     ------------------------------------- ------------------------- ---------------
                                     Series A preferred stock, par value      0 shares                     0%
                                     $.001 per share
------------------------------------ ------------------------------------- ------------------------- ---------------
Terry Giles                          Common stock, par value                  83,333 shares                 .4%
2012 White Coral Court               $.000333 per share                       Direct
Wellington, Florida 33414
                                     ------------------------------------- ------------------------- ---------------
                                     Series A preferred stock, par value      0 shares                     0%
                                     $.001 per share
------------------------------------ ------------------------------------- ------------------------- ---------------
Gilles Cloutier                      Common stock, par value                  100,000 shares                .48%
100 Chestnut Road                    $.000333 per share                       Direct
Chapel Hill, NC 27517
                                     ------------------------------------- ------------------------- ---------------
                                     Series A preferred stock, par value      0 shares                     0%
                                     $.001 per share
------------------------------------ ------------------------------------- ------------------------- ---------------
All officers and directors as a      Common stock, par value                  10,601,667 shares           49.28%
    group (7 persons)                $.000333 per share
                                     ------------------------------------- ------------------------- ---------------
                                     Series A preferred stock, par value      691,666 shares              41.5%
                                     $.001 per share
------------------------------------ ------------------------------------- ------------------------- ---------------

(1) Robert Torokvei and Thomas Torokvei are the beneficial owners of Scepter Holdings, Inc.

(2) Includes 766,667 shares owned by 3073815 Canada, Inc., a Canadian corporation owned by Heather Baker. Also includes 250,000 shares underlying outstanding options owned by Heather Baker and 150,000 shares underlying outstanding warrants owned by 3073815 Canada Inc.

(3)  Represents shares owned by 3073815 Canada Inc.

(4)  Includes 175,000 shares underlying outstanding options.

(5)  Heather Baker is the owner of 3073815 Canada Inc.

(6)  Includes 150,000 shares underlying outstanding warrants.

(7)  Jonathan Farber is the owner of 3949559 Canada Inc.

(8)  Miriam Farber is the owner of 9103-3019 Quebec Inc.

(9)  Includes 300,000 presently exercisable warrants.

(10) Includes 160,000 shares underlying outstanding options.

(11) Represents shares owned by 3949559 Canada Inc.

(12) Includes 150,000 shares underlying outstanding options.

(13) The named individuals own substantially all of the securities of Scepter Holdings, Inc. Scepter Holdings, Inc. is the owner of 8,000,000 shares.

(14) For each beneficial owner, the "Percentage of Class" equals each owner's actual holdings of shares in that class plus shares underlying unexercised options and warrants held that are exercisable by the owner within 60 days of March 23, 2004, divided by total shares of that class outstanding on March 23, 2004, plus the above-referenced unexercised options and warrants of the referenced holder only. As at March 23, 2004, without taking into consideration the effect of exercisability of outstanding options or warrants, we had 20,762,194 shares of our common stock and 1,666,667 shares of our Series A Preferred Stock issued and outstanding.

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

Effective June 1, 2002 we entered into a 1-year employment agreement with Heather Baker for Ms. Baker to serve as president and chief executive officer for both us and our wholly owned operating subsidiary, Vitalstate Canada Ltd. Ms. Baker received 100,000 shares of our common stock as a signing bonus under the agreement. The agreement provided for an initial base annual salary of CDN$90,000. Ms. Baker is eligible to receive an annual bonus under the agreement payable in cash or shares of our common stock. In the event Ms. Baker's employment is terminated by us without cause we are obligated to pay Ms. Baker the equivalent of her base annual salary. In the event Ms. Baker's employment is terminated pursuant to a change in control of our corporation, we are obligated to pay Ms. Baker the equivalent of two years of her base annual salary. In May 2003, the term of the agreement was extended through May 31, 2004 and Ms. Baker's base annual salary was increased to CDN$300,000.

Effective June 1, 2002 we entered into a one-year consulting agreement with Kleinsult Inc., a corporation wholly owned by James Klein. Thereunder, Mr. Klein serves as secretary, treasurer and chief financial officer for both us and our wholly owned operating subsidiary, Vitalstate Canada Ltd. The agreement provided for an initial base salary of CDN$90,000. Mr. Klein is eligible to receive an annual bonus under the agreement payable in cash or shares of our common stock. In the event Mr. Klein's employment is terminated by us without case we are obligated to pay Mr. Klein the equivalent of his base annual salary. In the event Mr. Klein's employment is terminated pursuant to a change in control of our corporation, we are obligated to pay Mr. Klein the equivalent of two years of his base annual salary. In May 2003, the term of the agreement was extended through May 31, 2004 and Mr. Klein's base annual salary was increased to CDN$202,500.

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

In December 2002 we issued 100,000 common shares to Heather Baker. These shares were issued as a signing bonus under Mr. Baker's Employment Agreement and were registered on a Form S-8 Registration Statement.

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

Effective May 1, 2003 we entered into a three year employment agreement with Terry Giles pursuant to which we pay Mr. Giles a base annual salary of $200,000. Mr. Giles is also eligible to receive an annual bonus under the agreement payable in cash or shares of our common stock. (See Item 10. Executive Compensation Employment Contracts, Termination of Employment, and Change in Control Arrangements).

On September 9, 2003 we issued 83,333 shares of our common stock to Terry Giles as a signing bonus under his employment agreement. (See Item 10. Executive Compensation Employment Contracts, Termination of Employment, and Change in Control Arrangements).

On December 5, 2003, we issued 2,000,000 shares of our restricted common stock to Scepter Holdings Inc. in consideration of its exercise of 2,000,000 Special Warrants at an exercise price of $.50 per share or $1,000,000 on an aggregate basis.

Effective February 10, 2004 we entered into a Loan Agreement, Security Agreement, Guaranty Agreement, and Movable Hypothecs with Scepter Holdings, Inc. pursuant to which Scepter agreed to periodically make loans to us up to an aggregate principal amount of $2,000,000. All such loans, including all accrued interest due thereon, are payable on demand and in all events not later than December 31, 2004. Pursuant thereto, Scepter loaned us $200,000 on February 10, 2004 and $800,000 on March 2, 2004. The loans, which are represented by promissory notes, bear interest at the rate of 8% and are secured by our accounts receivable and inventory and the guarantees, accounts receivable and inventory of our wholly owned subsidiaries, Vitalstate Canada Ltd. and Vitalstate US Inc.

                 ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

Financial Statements                                                        Page
--------------------                                                        ----

Independent Auditors Report - Richter Usher & Vineberg.......................F-1

Consolidated Balance Sheets as at December 31, 2003 and 2002.................F-2

Consolidated Statement of Shareholders' Equity for
the year ended December 31, 2003.............................................F-3

Consolidated Statement of Operations and Comprehensive Income
for the years ended December 31, 2003 and December 31, 2002, and for the period from inception (April 18, 2001) through
December 31, 2003............................................................F-6

Consolidated Statement of Cash Flows for the years ended
December 31, 2003 and December 31, 2002 and for the
period from inception (April 18, 2001) through December 31, 2003.............F-7

Notes to Consolidated Financial Statements...................................F-8

FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORTS ON FORM 8-K

On October 3, 2003 we filed a Form 8-K dated August 8, 2003 containing Item 5 and Item 7 disclosure.

No other reports on Form 8-K were filed during the quarter ended December 31, 2003.

EXHIBITS

         The following exhibits are included as part of this report:

                  SEC Report
                  Reference
Exhibit No.         Number                                     Description
-----------       ----------            --------------------------------------------------------------------------
   2.1               2.1                Reorganization Agreement dated March 27, 2002 by and among Registrant,
                                        Group Intercapital Inc., Nuvo Way Inc., Heather Baker and the shareholders of Nuvo Way Inc. (1)

   2.2               2.2                Addendum to Reorganization Agreement dated April 3, 2002 by and among
                                        Registrant, Group Intercapital Inc., Nuvo Way Inc., Heather Baker and the
                                        shareholders of Nuvo Way Inc. (1)

   3.1               3.1(a)             Certificate of Incorporation of Registrant filed August 13, 1996 (2)

                  SEC Report
                  Reference
Exhibit No.         Number                                     Description
-----------       ----------            --------------------------------------------------------------------------
   3.2               3.1(b)             Certificate of Amendment to the Certificate of Incorporation filed April
                                        7, 1997 (2)

   3.3               3(i)               Certificate of Amendment to the Certificate of Incorporation filed
                                        September 20, 1999 (3)

   3.4               3.1                Certificate of Amendment to the Certificate of Incorporation filed
                                        November 20, 2000 (4)

   3.5                                  Certificate of Amendment to the Certificate of Incorporation filed January
                                        29, 2001 (5)

   3.6               3.2(e)             Certificate of Amendment to the Certificate of Incorporation filed March
                                        29, 2002 (6)

   3.7               3.2(f)             Certificate of Amendment to the Certificate of Incorporation filed June 5,
                                        2002 (7)

   3.8               3.2                By-Laws of Harmony (2)

   4.1               4                  Vitalstate Inc. 2002 Non-Statutory Stock Option Plan (7)

   4.2               3                  Special Warrant dated February 27, 2003 issued by Registrant to Scepter
                                        Holdings, Inc. (9)

   10.1              2                  Fashion Consultant Agreement dated as of December 7, 1998, by and between
                                        Tanner Companies Limited Partnership and Falene R. Gottbetter (2)

   10.2              10.1               Termination of Independent Contractor Relationship Agreement dated April
                                        5, 2002 among Registrant, Falene Gottbetter, Roberta Winley and Judy Cohen
                                        (7)

   10.3              4                  Executive Employment Agreement dated as of June 1, 2002 between Registrant and Heather Baker (8)

   10.4              10.4               Form of Indemnity Agreement between Registrant and its directors(9)

   10.5              2                  Subscription Agreement dated February 27, 2003 between Registrant and
                                        Scepter Holdings, Inc. (10)

   10.6              4                  Registration Rights Agreement dated February 27, 2003 between Registrant and Scepter Holdings, Inc. (10)

                  SEC Report
                  Reference
Exhibit No.         Number                                     Description
-----------       ----------            --------------------------------------------------------------------------
   10.7              10.1               License Agreement dated November 7, 2001 between Vitalstate Canada Ltd.
                                        (formerly known as Nuvo Way Inc.) and 9103-3019 Quebec Inc.(11)

   10.8              10.2               Amendment to November 7, 2001 License Agreement dated September 25, 2002 between Vitalstate Canada Ltd. (formerly known as Nuvo Way Inc.) and
                                        9103-3019 Quebec Inc.(11)

   10.9              10.3               Technology Purchase Agreement made as of August 8, 2003 among Vitalstate
                                        Canada Ltd. (formerly known as Nuvo Way Inc.), 9103-3019 Quebec Inc.,
                                        Michael Farber, Jonathan Farber and Registrant(11)

   10.10                                Executive Employment Agreement between Registrant and Terry Giles dated as of May 1, 2003

   21                                   Subsidiaries of Registrant

   31.1                                 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive
                                        Officer(6)

   31.2                                 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial
                                        Officer(6)

   32.1                                 Rule 1350 Certification of Chief Executive Officer(6)

   32.2                                 Rule 1350 Certification of Chief Financial Officer(6)


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

(9) Filed with the Securities and Exchange Commission on March 31, 2003 as an exhibit numbered as indicated above, to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, which exhibit is incorporated by reference.

(10) Filed with the Securities and Exchange Commission on March 10, 2003, as an exhibit numbered as indicated above, to Schedule 13D, which exhibit is incorporated herein by reference.

(11) Filed with the Securities and Exchange Commission on October 3, 2003 as an exhibit numbered as indicated above, to the Registrant's Current Report on Form 8-K dated August 8, 2003, which exhibit is incorporated herein by reference.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.
-----------

     Our principal accountants billed us for aggregate fees in the amount of approximately $46,000 and $27,000 for the fiscal years ended December 31, 2003 and 2002, respectively including audit fees of approximately $25,000 and $18,000 respectively.

Audit-Related Fees.
-------------------

     Our principal accountants billed us for aggregate fees in the amount of $12,500 and $9,000 for the fiscal years ended December 31, 2003 and 2002, respectively, for services that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees.
---------

     Our principal accountants billed us for aggregate fees in the approximate amount of $8,500 and $0 for the fiscal years ended December 31, 2003 and 2002, respectively, for tax compliance, tax advice, and tax preparation.

All Other Fees.
---------------

     Our principal accountants billed us for aggregate fees in the amount of $0 for the fiscal years ended December 31, 2003 and 2002 for other fees.

Audit Committee's Pre-Approval Practice.
----------------------------------------

     Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by our audit committee or unless the services meet certain de minimis standards.

     The percentage of the fees for audit, audit-related, tax and other services were as set forth in the following table:

-------------------------------------------------------------------------------
             Percentage of total fees paid to principal accountants
-------------------------------------------------------------------------------
                             Fiscal Year 2003           Fiscal Year 2002
-------------------------------------------------------------------------------
Audit fees                        54.35%                      66.7%
-------------------------------------------------------------------------------
Audit-related fees                27.17%                      33.3%
-------------------------------------------------------------------------------
Tax fees                          18.48%                       0%
-------------------------------------------------------------------------------
All other fees                      0%                         0%
-------------------------------------------------------------------------------

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                        VITALSTATE, INC.

Dated:  March 29, 2004                  By: /s/ Heather Baker
                                            ---------------------------------
                                            Heather Baker
                                            President & Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of March, 2004.




               /s/ Heather Baker
               -----------------------------------------------------
                   Heather Baker, President, Chief Executive Officer, Director


               /s/ James Klein
               -----------------------------------------------------
                   James Klein, Secretary, Treasurer, Chief Financial and Accounting Officer and Director


               /s/ Jonathan Farber
               -----------------------------------------------------
                   Jonathan Farber, Director


               /s/ Robert S. Torokvei
               -----------------------------------------------------
                   Robert S. Torokvei, Chairman of the Board


               /s/ Terry Giles
               -----------------------------------------------------
                   Terry Giles, Director


               /s/ Gilles Cloutier
               -----------------------------------------------------
                   Gilles Cloutier, Director

INDEPENDENT AUDITORS' REPORT


To the Shareholders of
VITALSTATE, INC.
 (A COMPANY IN THE DEVELOPMENT STAGE)

We have audited the accompanying consolidated balance sheets of Vitalstate, Inc. (a company in the development stage) as at December 31, 2003 and December 31, 2002 and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the years ended December 31, 2003, December 31, 2002 and for the period from April 18, 2001 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2003 and December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2003, December 31, 2002 and for the period from April 18, 2001 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in note 2 to the financial statements, the Company has experienced operating losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Richter, Usher & Vineberg
-----------------------------
CHARTERED ACCOUNTANTS
GENERAL PARTNERSHIP

Montreal, Quebec
January 23, 2004
(Except for note 14, which is
 dated March 2, 2004)

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED BALANCE SHEET
AS AT DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)

                                                          2003             2002
===================================================================================

ASSETS

CURRENT
      Cash                                            $    467,812     $     20,650
      Term deposits (note 5)                               107,612               --
      Accounts receivable                                  763,783           18,597
      Inventories                                          382,998           61,145
      Deposits and prepaid expenses                        344,318          123,498
      Investment tax credits receivable                    110,025          112,581
-----------------------------------------------------------------------------------
                                                         2,176,548          336,471
FIXED ASSETS (note 6)                                      274,247          144,699
PATENT AND INTELLECTUAL PROPERTY RIGHTS (net
  of accumulated amortization of $4,542)                   267,967               --
-----------------------------------------------------------------------------------

                                                      $  2,718,762     $    481,170
===================================================================================

LIABILITIES

CURRENT

      Accounts payable and accrued liabilities             699,450          273,937
      Loans payable                                             --          172,402
-----------------------------------------------------------------------------------
                                                           699,450          446,339
-----------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES (note 7)

SHAREHOLDERS' EQUITY

CAPITAL STOCK (note 8)                                       5,402            4,149

ADDITIONAL PAID-IN CAPITAL                               6,250,593        1,786,113

STOCK OPTIONS OUTSTANDING                                  719,866          227,500

WARRANTS                                                    37,410               --

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT         (28,138)         (52,142)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE        (4,965,821)      (1,930,789)
-----------------------------------------------------------------------------------
                                                         2,019,312           34,831
-----------------------------------------------------------------------------------

                                                      $  2,718,762     $    481,170
===================================================================================

See accompanying notes

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)

                                                                                      Accumulated    Cumulative
                                     Common and                                         Deficit       Foreign
                                   Preferred Shares   Additional   Stock               during the     Currency      TOTAL
                                             Stated    Paid-in    Options             Development   Translation  SHAREHOLDERS'
                                   Number     Value    Capital  Outstanding  Warrants    Stage      Adjustment      EQUITY
==============================================================================================================================
BALANCE - APRIL 18, 2001
  (DATE OF INCEPTION)                  --    $   --   $    --     $  --     $     --   $      --    $      --    $      --

April 18, 2001 - issue of
  common shares                    10,000        64        --        --           --          --           --           64

Foreign currency translation
  adjustment for the period
  April 18, 2001 to December
  31, 2001                             --        --        --        --           --          --        5,212        5,212

Net loss for the period
  April 18, 2001 to
  December 31, 2001                    --        --        --        --           --    (137,610)          --     (137,610)
------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001        10,000        64        --        --           --    (137,610)       5,212     (132,334)

March 19, 2002 - common
  share split on a 500 to 1
  basis                         4,990,000        --        --        --           --          --           --           --

April 3, 2002 - eliminate
  shares issued of legal
  subsidiary as per reverse
  takeover accounting
  (note 4)                     (5,000,000)       --        --        --           --          --           --           --

April 3, 2002 - use shares
  issued of legal parent as
  per reverse takeover
  accounting (note 4)           9,380,000        --        --        --           --          --           --           --

April 3, 2002 - delivery and
  cancellation of shares
  (note 4)                     (2,980,000)       --        --        --           --          --           --           --

April 3, 2002 - issue of
  common shares for
  acquisition (note 4)          1,666,666        --        --        --           --          --           --           --

April 3, 2002 - issue of
  preferred shares (note 4)     3,333,334     3,333        --        --           --          --           --        3,333

April 3, 2002 - issue of
  common shares for
  marketing services and
  royalties (note 4)              100,000        33    99,967        --           --          --           --      100,000

See accompanying notes

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)

                                                                                      Accumulated    Cumulative
                                     Common and                                         Deficit       Foreign
                                   Preferred Shares   Additional   Stock               during the     Currency      TOTAL
                                             Stated    Paid-in    Options             Development   Translation  SHAREHOLDERS'
                                   Number     Value    Capital  Outstanding  Warrants    Stage      Adjustment      EQUITY
==============================================================================================================================
April 3, 2002 - assignment
  of receivables as a
  contribution to capital
  (note 4)                             --    $  --    $ 584,615    $     --   $    --   $       --    $     --    $   584,615

June 6, 2002 to August 3,
  2002 - issue and vesting
  of stock options to
  employees                            --       --           --     132,000        --           --          --        132,000

July 25, 2002 - stock
  options exercised                15,000        5       18,745     (13,200)       --           --          --          5,550

August 7, 2002 - issue of
  common shares for
  marketing services               40,000       13       29,987          --        --           --          --         30,000

September 11, 2002 - issue
  of common shares for legal
  services                        150,000       50       74,950          --        --           --          --         75,000

October 8, 2002 - issue of
  common shares as
  settlement of loan payable       48,127       16       17,984          --        --           --          --         18,000

October 10, 2002 - issue of
  stock options to
  non-employees                        --       --           --     117,500        --           --          --        117,500

October 22, 2002 - stock
  options exercised                10,000        3       12,497      (8,800)       --           --          --          3,700

November 8, 2002 - issue of
  common shares for private
  placement                     1,800,000      599      899,401          --        --           --          --        900,000

December 9, 2002 - issue of
  common shares due to a
  director                        100,000       33       47,967          --        --           --          --         48,000

Foreign currency translation
  adjustment for the year
  ended December 31, 2002              --       --           --          --        --           --     (57,354)       (57,354)

Net loss for the year ended
  December 31, 2002                    --       --           --          --        --   (1,793,179)         --     (1,793,179)
------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2002    13,663,127   $4,149   $1,786,113   $ 227,500        --  $(1,930,789)   $(52,142)   $    34,831

See accompanying notes

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)

                                                                                       Accumulated    Cumulative
                                     Common and                                          Deficit       Foreign
                                   Preferred Shares    Additional   Stock               during the     Currency      TOTAL
                                             Stated     Paid-in    Options             Development   Translation  SHAREHOLDERS'
                                 Number       Value     Capital  Outstanding  Warrants    Stage      Adjustment      EQUITY
==============================================================================================================================
February 28, 2003 - issue
  of common shares              4,000,000   $ 1,332   $1,998,668  $      --   $    --  $        --   $     --   $ 2,000,000

March 13, 2003 - issue
  of common shares                500,000       167      249,833         --        --           --         --       250,000

April 3, 2003 - redemption
  of preferred shares
  (note 4)                     (1,666,667)   (1,666)          --         --        --           --         --        (1,666)

April 3, 2003 - issue of
  common shares for
  acquisition of April 3,
  2002 (note 4)                 1,666,667        --           --         --        --           --         --            --

April 14, 2003 - stock
  options exercised                15,000         5       18,745    (13,200)       --           --         --         5,550

May 13, 2003 - issue of
  common shares related to
  exercise of warrants          2,000,000       666      999,334         --        --           --         --     1,000,000

May 15, 2003 - stock options
  exercised                        25,000         8       31,242    (22,000)       --           --         --         9,250

August 8, 2003 - issue of
  warrants for acquisition
  of intellectual property             --        --           --         --    37,410           --         --        37,410

August 21, 2003 - issue of
  stock options to
  non-employees                        --        --           --     36,938        --           --         --        36,938

September 9, 2003 - issue
  of common shares for
  signing bonuses                 137,499        46       82,454         --        --           --         --        82,500

October 30, 2003 - issue of
  common shares for
  consulting services              88,235        29       61,736         --        --           --         --        61,765

December 5, 2003 - issue of
  common shares related to
  exercise of warrants          2,000,000       666      999,334         --        --           --         --     1,000,000

Change in accounting
  policy - stock based
  compensation (note 3)                --        --       23,134    490,628        --           --         --       513,762

Foreign currency translation
  adjustment for the year
  ended December 31, 2003              --        --           --         --        --           --     24,004        24,004

Net loss for the year ended
  December 31, 2003                    --        --           --         --        --   (3,035,032)        --    (3,035,032)
------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2003    22,428,861   $ 5,402   $6,250,593  $ 719,866   $37,410  $(4,965,821)  $(28,138)  $ 2,019,312
==============================================================================================================================

See accompanying notes

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)

                                                                                     FROM INCEPTION
                                                                                    (APRIL 18, 2001)
                                                                                            TO
                                                        2003              2002      DECEMBER 31, 2003
=====================================================================================================
REVENUE
      Contract cancellation                         $    787,500     $         --     $    787,500
      Sales                                              791,036               --          791,036
-----------------------------------------------------------------------------------------------------
                                                       1,578,536               --        1,578,536
-----------------------------------------------------------------------------------------------------
EXPENSES
      Cost of sales                                      374,780               --          374,780
      Research and development                           522,968          236,924          815,104
      Office and administration                          113,422           83,881          220,523
      Travel                                             125,157           89,459          218,939
      Computer                                            10,490            3,440           16,333
      Consulting                                          61,765          117,500          195,333
      Donations                                               --               --              129
      Insurance                                           26,873            3,844           31,165
      Marketing                                          172,842          305,025          494,146
      Rent                                                83,039            7,356           97,729
      Salaries                                         1,341,755          368,581        1,710,336
      Taxes, licenses and royalties                        2,942           63,222           67,847
      Professional fees                                1,141,250          269,193        1,417,314
      Investor relations                                  31,704           40,411           72,115
      Interest and bank charges                           11,952            8,635           23,059
      Amortization and depreciation                       78,867           26,478          106,513
      Write-down of goodwill                                  --           37,230           37,230
      Stock-based compensation expense                   513,762          132,000          645,762
-----------------------------------------------------------------------------------------------------
                                                       4,613,568       (1,793,179)      (6,544,357)
-----------------------------------------------------------------------------------------------------
NET LOSS                                              (3,035,032)      (1,793,179)      (4,965,821)
Foreign currency translation adjustment                   24,004          (57,354)         (28,138)
-----------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                                $ (3,011,028)    $ (1,850,533)    $ (4,993,959)
=====================================================================================================
BASIC WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                                  18,939,671       10,216,112       12,074,371
=====================================================================================================
BASIC AND DILUTED LOSS PER COMMON SHARE (note 9)    $      (0.16)    $      (0.18)    $      (0.41)
=====================================================================================================

See accompanying notes

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)

                                                                                                   FROM INCEPTION
                                                                                                  (APRIL 18, 2001)
                                                                                                          TO
                                                                      2003             2002       DECEMBER 31, 2003
===================================================================================================================
FUNDS PROVIDED (USED) -
    OPERATING ACTIVITIES
        Net loss                                                  $ (3,035,032)    $ (1,793,179)    $ (4,965,821)
        Amortization and depreciation                                   78,867           26,478          106,513
        Write-down of goodwill                                              --           37,230           37,230
        Stock-based compensation expense                               513,762          132,000          645,762
        Issue of stock options to non-employees                         36,938          117,500          154,438
        Issue of common shares for marketing and consulting
         services, royalties, legal fees and signing bonuses           144,265          205,000          349,265
        Foreign currency translation adjustment                         24,004          (57,354)         (28,138)
-------------------------------------------------------------------------------------------------------------------
                                                                    (2,237,196)      (1,332,325)      (3,700,751)
        Changes in non-cash operating elements
         of working capital (note 10)                                 (859,790)         (27,477)        (872,905)
-------------------------------------------------------------------------------------------------------------------
                                                                    (3,096,986)      (1,359,802)      (4,573,656)
-------------------------------------------------------------------------------------------------------------------
    FINANCING ACTIVITIES
        Loan payable, shareholders                                          --         (172,652)              --
        Loans payable                                                 (172,402)         374,187          584,615
        Issue of capital stock                                       4,264,800          912,583        5,177,447
        Redemption of preferred shares                                  (1,666)              --           (1,666)
-------------------------------------------------------------------------------------------------------------------
                                                                     4,090,732        1,114,118        5,760,396
-------------------------------------------------------------------------------------------------------------------
    INVESTING ACTIVITIES
        Term deposits                                                 (107,612)              --         (107,612)
        Additions to fixed assets                                     (203,873)        (160,521)        (376,217)
        Acquisition of patent and intellectual property rights        (235,099)              --         (235,099)
-------------------------------------------------------------------------------------------------------------------
                                                                      (546,584)        (160,521)        (718,928)
-------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                            447,162         (406,205)         467,812
CASH
    BEGINNING OF PERIOD                                                 20,650          426,855               --
-------------------------------------------------------------------------------------------------------------------
    END OF PERIOD                                                 $    467,812     $     20,650     $    467,812
===================================================================================================================

See accompanying notes

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)


1.   FINANCIAL STATEMENTS PRESENTATION

Vitalstate, Inc. (the "Company") is based in Montreal, Canada and Boynton Beach, Florida and is dedicated to the development, production and sales of nutritional supplements. It has identified opportunities to de-commoditize nutritional supplements and render therapeutic ingredients more accessible. In addition, the Company has developed proprietary, patent-pending technology that allows active ingredients to be easier to use, mix and absorb more effectively. Although there can be no assurance that patents will ever be issued, management feels the likelihood of issuance is probable due to the positive test results attained in clinical studies.

The Company's initial objective is to target health and fitness consumers that demand higher performance and higher quality energy, vitamin, weight-loss and supplement products.

Although the Company has begun development and commenced selling its products, there can be no assurance that it will be able to continue to sell, license or market its products to third parties to generate sufficient recurring revenues to pay its operating costs and complete the development of its products.

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

The consolidated financial statements include the accounts of Vitalstate, Inc. and its legal subsidiaries, Vitalstate Canada Ltd. and Vitalstate US Inc. All intercompany transactions and balances have been eliminated.

On June 5, 2002, the Company changed its name from Harmony Trading Corp. to Vitalstate, Inc.

The financial statements are expressed in U.S. funds.

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)


2.   GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported a net loss of $4,965,821 from inception (April 18, 2001) to December 31, 2003. As reported on the statement of cash flows, the Company has reported deficient cash flows from operating activities of $4,573,656 from inception (April 18, 2001) to December 31, 2003. To date, these losses and cash flow deficiencies have been financed principally through the raising of capital and issue of common shares. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

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

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION

The Company's policy is to recognize revenues from product sales when earned. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. Revenue is not recognized until title and risk of loss have transferred to the customer, which is upon delivery of products. Provisions for returns are made for at the time the related sales are recorded, and are reflected as a reduction of sales.

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, term deposits, accounts receivable, and accounts payable and accrued liabilities approximate their fair values because of the short-term nature of these instruments.

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

On the straight-line method -

         Leasehold improvements                     over the lease term
         Domain names                               over 3 years

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

INVESTMENT TAX CREDITS

Refundable investment tax credits relating to qualifying expenditures are accounted for by the cost reduction method, whereby the amount of tax credits are accounted for as a receivable and are applied as a reduction of the cost of the related expenditures. During the year, investment tax credits of approximately $62,000 were applied as a reduction of research and development expenses.

PATENT AND INTELLECTUAL PROPERTY RIGHTS

Patent and intellectual property rights have a finite life and are recorded at cost less accumulated amortization. Amortization is determined using the straight-line method over 15 years.

On an annual basis, management reviews the carrying amount of patent and intellectual property rights for possible impairment by evaluating undiscounted cash flows. Patent and intellectual property rights are written down to their estimated net recoverable amount when a permanent decline is identified.

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

In 2002, the balance of goodwill of $37,230 was written-off.

FOREIGN CURRENCY TRANSLATION

The Company's reporting currency is the U.S. dollar. From inception (April 18, 2001) to June 30, 2003, the Company's functional currency was the Canadian dollar. As of July 1, 2003, the Company's functional currency became the U.S. dollar and, at all times, reporting of financial statements has been in U.S. dollars. Prior to July 1, 2003, the financial statements were translated into U.S. dollars in accordance with Statements of Financial Accounting Standards No. 52, "Foreign Currency Translation". Asset and liability accounts were translated at the rate of exchange prevailing at the balance sheet date. Shareholders' equity accounts were translated at the applicable historical rate. Revenue and expense accounts were translated at the average rate of exchange for the period. The cumulative foreign currency translation adjustment was reported as a component of shareholders' equity. The change in the cumulative foreign currency translation adjustment in the period presented was primarily due to fluctuations in the exchange rates between the Company's reporting currency and the Canadian dollar.

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

CHANGE IN ACCOUNTING POLICY

STOCK-BASED COMPENSATION

Consistent with year ended December 31, 2002, the Company uses the provisions under SFAS No.123, "Accounting for Stock-Based Compensation" to account for equity instruments granted to non-employees in payment of services rendered. Such services are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Effective January 1, 2003, the Corporation adopted the fair value method of accounting for stock-based employee compensation plans, which is the method of accounting defined in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting. The Company has elected to use the modified prospective method of transition. Under this method, stock-based employee compensation cost will be recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled from inception on April 18, 2001. Prior period financial statements will not be restated.

The fair value of the options is estimated at the date of grant using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's options and rights have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employees' stock options and rights.

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Assumptions used in Black-Scholes options pricing model:

---------------------------------------------------------
Expected dividend yield                            0.00%
Expected volatility                              109.19%
Risk-free interest rate                            3.63%
Expected life (years)                              2.98
=========================================================

The grant-date fair value of options granted from inception is as follows:

      For options with an exercise price less than the market
         price of the stock on grant date                         $  1.24
      For options with an exercise price equal to the market
         price of the stock on grant date                         $  0.47
      For options with an exercise price greater than the
         market price of the stock on grant date                  $  0.17

Prior to 2003, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (APB) 25, "Accounting for Stock Issued to Employees", and related interpretations. Up to December 31, 2002, compensation cost of $132,000 was recorded using the intrinsic value method.

The following outlines the impact and the assumptions used if the December 31, 2002 compensation cost for the Company stock options was determined under the fair-value based method using the Black-Scholes option pricing model:

     -------------------------------------------------------
     Net loss, as reported                    $  (1,850,533)
     Pro forma impact                                212,600
     -------------------------------------------------------
     Pro forma net loss                          (2,063,133)
     -------------------------------------------------------
     Pro forma basic loss per share           $       (0.20)
     =======================================================

For the year ended December 31, 2003, the Company recorded compensation cost of approximately $514,000, of which approximately $112,000 ($0.006 per basic share) relates to prior to 2003.

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements No. 143, "Accounting for Asset Retirement Obligations"("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 in fiscal 2003 did not have a material effect on the consolidated financial statements.

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

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 4"). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4") and amends other existing authoritative pronouncements. As a result of SFAS 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"). Applying the provision of APB 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145 in fiscal 2003 did not have a material effect on the consolidated financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 replaces EITF Issued No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a material effect on our consolidated financial statements.

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation requires companies to recognize an initial liability for the fair value of an obligation assumed when issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not materially affect the Company's consolidated financial statements.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149 (SFAS 149), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS 149 did not have a material effect on the Company's financial position or results of operations.

In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement No. 150 (SFAS 150), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial position or results of operations.

In December 2003, the Financial Accounting Standards Board reissued Interpretation No. 46, or FIN 46R, "Consolidation of Variable Interest Entities." FIN 46R requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A variable interest entity either (a) does not have equity investors with voting rights, or (b) has equity investors that do not provide sufficient financial resources to the entity to support its activities. FIN 46R is required to be applied to all entities subject to it no later than the end of the first reporting period that ends after December 15, 2004, unless the Company had already implemented the requirements of FIN 46 in which case, the Company would continue to account for these entities under the original pronouncement until FIN 46R becomes effective. The adoption of FIN 46R is not expected to have a material impact on the results of operations or financial condition.

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)


4.   BUSINESS ACQUISITION

On April 3, 2002, the Company (formerly Harmony Trading Corp.), a New York corporation, acquired all of the issued and outstanding capital stock of Vitalstate Canada Ltd. (formerly Nuvo Way Inc.), making Vitalstate Canada Ltd. a wholly-owned subsidiary of the Company, in exchange for 5,000,000 shares of the Company's $0.000333 par value restricted common stock. 1,666,666 shares of the Company's common stock were delivered to the shareholders of Vitalstate Canada Ltd. on April 3, 2002 (the "Closing Date"), the closing date under this reorganization agreement. 1,666,667 shares of the Company's common stock were issued to the shareholders of Vitalstate Canada Ltd. on the first anniversary of the Closing Date and 1,666,667 shares of the Company's common stock are to be issued to the shareholders of Vitalstate Canada Ltd. on the second anniversary of the Closing Date. On the Closing Date, the shareholders of Vitalstate Canada Ltd. also purchased an aggregate of 3,333,334 shares of Series A Preferred Stock. The Series A Preferred Stock rank pari passu with the common stock with respect to voting, dividend and liquidation rights and is automatically redeemable (at the par value) on a one-for-one basis with, and at the time of issuance of, the Company's common stock issued on the first anniversary of the Closing Date and to be issued on the second anniversary of the Closing Date.

This business acquisition was accounted for using the reverse takeover accounting principles as follows:

i) the consolidated financial statements of the combined entities are issued under the name of the legal parent (Vitalstate, Inc.) but are considered a continuation of the financial statements of the legal subsidiary (Vitalstate Canada Ltd.);

ii) as Vitalstate Canada Ltd. was deemed to be the acquirer, its assets and liabilities are included in the consolidated financial statements at their historical carrying value in the accounts of Vitalstate, Inc.;

iii) Vitalstate, Inc. was deemed to be acquired by Vitalstate Canada Ltd. for a consideration of $1 and this was ascribed to the 9,380,000 outstanding common shares prior to the acquisition;

iv) the number of shares outstanding for the periods prior to the reverse takeover was deemed to be the number of shares issued by Vitalstate, Inc. to conclude the business acquisition.

The  accounting for the business combination can be summarized as follows:


     ---------------------------------------------------------------------------
     Deemed consideration                                           $         1
     Assigned value of the net assets, consisting primarily of
       accounts payable, of Vitalstate, Inc.                            (37,229)
     ---------------------------------------------------------------------------

     Excess of deemed consideration over the tangible net
       assets - allocated to goodwill                               $    37,230
     ===========================================================================

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)


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


5.   TERM DEPOSITS

Term deposits bear interest at rates varying between 1.4% and 2.1% per annum, and mature no later than December 2004.

6.   FIXED ASSETS

                                                                 ACCUMULATED           2003
                                                                AMORTIZATION       NET CARRYING
                                                   COST       AND DEPRECIATION        AMOUNT
     ------------------------------------------------------------------------------------------
     Computer hardware                        $     108,426    $       28,911    $       79,515
     Computer software                               79,922            29,481            50,441
     Furniture and fixtures                          75,764            15,350            60,414
     Laboratory and production equipment             53,664            14,084            39,580
     Leasehold improvements                          54,086            16,060            38,026
     Domain names                                     8,855             2,584             6,271
     ------------------------------------------------------------------------------------------

                                              $     380,717    $      106,470    $      274,247
     ==========================================================================================

                                                                 Accumulated           2002
                                                                Amortization       Net Carrying
                                                   Cost       and Depreciation        Amount
     ------------------------------------------------------------------------------------------
     Computer hardware                        $      40,789    $        6,720    $       34,069
     Computer software                               58,702             8,805            49,897
     Furniture and fixtures                          32,133             3,782            28,351
     Laboratory and production equipment             20,254             3,038            17,216
     Leasehold improvements                          17,542             4,679            12,863
     Domain names                                     2,787               484             2,303
     ------------------------------------------------------------------------------------------

                                              $     172,207    $       27,508    $      144,699
     ==========================================================================================

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)


7.   COMMITMENTS AND CONTINGENCIES

COMMITMENTS

The minimum rental, exclusive of occupancy charges, payable under the leases for the Company's premises, which terminates in April 2008, is as follows:

     2004                                            $    134,000
     2005                                                 136,000
     2006                                                 142,000
     2007                                                 148,000
     2008                                                  50,000

The Company has agreed to issue 225,000 common shares to employees of the Company, subject to continued employment, as follows:

     On or after June 10, 2004                       125,000 shares
     On or after June 10, 2005                       100,000 shares

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

In the New Jersey action, the Company has obtained a temporary restraining order enjoining Dreampak from marketing and producing any products utilizing information disclosed to Dreampak pursuant to the Confidentiality Agreement. On December 30, 2003, this restraining order was vacated.

In the opinion of management, the actions brought against the Company are without merit and accordingly, no provision has been made in the accounts for these claims.

Professional fees incurred during the year ended December 31, 2003 related to the above matters were approximately $699,000.

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)


8.   CAPITAL STOCK

                                                                2003       2002
================================================================================
Authorized -

  1,666,666  preferred shares of $0.001 par value
  3,333,334  redeemable (at the par value), voting Series A
             preferred shares of $0.001 par value, ranking pari passu with the common shares
200,000,000  common shares of $0.000333 par value

Issued and outstanding -

  1,666,667  (2002 - 3,333,334) Series A preferred shares     $ 1,667    $ 3,333
 20,762,194  (2002 - 10,329,793) common shares                  3,735        816
--------------------------------------------------------------------------------
                                                              $ 5,402    $ 4,149
================================================================================

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

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)


8.   CAPITAL STOCK (CONT'D)

On July 25, 2002, the Company issued 15,000 common shares upon the exercise of 15,000 stock options for an aggregate exercise price of $5,550.

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

On October 22, 2002, the Company issued 10,000 common shares upon the exercise of 10,000 stock options for an aggregate exercise price of $3,700.

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

On April 3, 2003, the Company redeemed 1,666,667 Series A preferred shares for cash consideration of $1,667 and subsequently issued 1,666,667 common shares as part of an acquisition on April 3, 2002, as described in note 4.

On April 14, 2003, the Company issued 15,000 common shares upon the exercise of 15,000 stock options for an aggregate exercise price of $5,550.

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)


8.   CAPITAL STOCK (CONT'D)

On May 13, 2003, the Company issued 2,000,000 common shares, related to the exercise of special warrants, for cash consideration of $1,000,000.

On May 15, 2003, the Company issued 25,000 common shares upon the exercise of 25,000 stock options for an aggregate exercise price of $9,250.

On September 9, 2003, the Company issued 137,499 common shares to employees as signing bonuses. The Company's shares at that date were trading on the OTC Bulletin Board at $0.60 per share.

On October 30, 2003, the Company issued 88,235 common shares to a non-employee as compensation for consulting services provided. The Company's shares at that date were trading on the OTC Bulletin Board at $0.70 per share.

On December 5, 2003, the Company issued 2,000,000 common shares, related to the exercise of special warrants, for cash consideration of $1,000,000.

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

On February 28, 2003, the Company issued 4,000,000 special warrants as part of an equity financing. Each special warrant is exercisable for the purchase of one common share at a price of $0.50, for a maximum period of 1 year commencing on February 28, 2003. Exercise of the special warrants is required to be made by the holder in the event the Company reaches certain milestones relating to product orders and shipments prior to February 27, 2004. These warrants were fully exercised on May 13, 2003 and December 5, 2003, as described above.

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

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)


8.   CAPITAL STOCK (CONT'D)

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

On June 6, 2002, the Company granted options to seven employees to purchase up to 150,000 common shares, in aggregate, of the Company. The exercise price of the options is $0.37 per common share which is below the market price of $1.25 on the date of grant. The expiration date of the options is five years from the date of grant and the options vested 50% on the grant date, 25% on July 3, 2002 and 25% on August 3, 2002.

On October 10, 2002, the Company granted options to twenty-three employees, non-employee directors, advisory board members and consultants to purchase up to 2,085,000 common shares, in aggregate, at an exercise price of $0.69 per common share which is equal to the market price on the date of grant. The expiration date of the options is five years from the date of grant and the options vest 25% on April 10, 2003, 25% on October 10, 2003, 25% on April 10, 2004 and 25% on
October 10, 2004 except for 125,000 options which vested 100% on the grant date.

On August 21, 2003, the Company granted options, outside of its stock option plan, to three non-employees to purchase up to 220,000 common shares in aggregate, at an exercised price of $0.68 per common share which is above the market price of $0.55 on the date of grant. The expiration date of the options is five years from the date of grant and the options vested 100% on the grant date.

As at December 31, 2003, 2,227,500 (2002 - 2,210,000) options were outstanding of which 1,335,000 (2002 - 250,000) were exercisable and the average remaining contractual life of all options outstanding was approximately three years and ten months (2002 - four years and nine months).

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)


8.   CAPITAL STOCK (CONT'D)

The number of options has varied as follows:

                                                                     WEIGHTED
                                                                      AVERAGE
                                                     SHARES       EXERCISE PRICE
     ---------------------------------------------------------------------------
     Balance outstanding - January 1, 2003            2,210,000    $       0.67
     Granted                                            220,000            0.68
     Cancelled                                        (162,500)            0.69
     Exercised                                         (40,000)            0.37
     ---------------------------------------------------------------------------

     Balance outstanding - December 31, 2003          2,227,500            0.68
     ===========================================================================

     Balance exercisable - December 31, 2003          1,335,000            0.67
     ===========================================================================

9.   LOSS PER SHARE

Basic loss per share is calculated based on the weighted average number of shares outstanding during the period. The diluted loss per share has not been calculated as it would be anti-dilutive.

Of the 2,227,500 options outstanding at December 31, 2003, 2,142,500 were anti-dilutive.

10.  STATEMENT OF CASH FLOWS ADDITIONAL INFORMATION

Changes in non-cash operating elements of working capital:

                                                      2003              2002
     ---------------------------------------------------------------------------
     Accounts receivable                          $   (745,186)     $    (7,476)
     Inventories                                      (321,853)         (61,145)
     Deposits and prepaid expenses                    (220,820)        (121,822)
     Investment tax credits receivable                    2,556        (112,581)
     Accounts payable and accrued liabilities           425,513          275,547
     ---------------------------------------------------------------------------

                                                  $   (859,790)     $   (27,477)
     ===========================================================================

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)


10.  STATEMENT OF CASH FLOWS ADDITIONAL INFORMATION (CONT'D)

Cash interest paid during the year amounted to $Nil (2002 - $2,424).

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

     On August 8, 2003, the Company issued 300,000 warrants as part of the acquisition of patent and intellectual property rights.

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

As at December 31, 2003, there were tax losses of approximately $5,000,000 that may be applied against earnings of future years.

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO DECEMBER 31, 2003
(EXPRESSED IN U.S. FUNDS)


12.  RELATED PARTY TRANSACTIONS

The following table summarizes the Company's related party transactions, measured at the exchange amount which is the amount of the consideration established and agreed to by the related parties.

                                                             2003      2002
     ---------------------------------------------------------------------------
     Paid to companies of which a shareholder of
       the Company is a shareholder:
       Research and development expenses                    $85,900   $64,700
       Office and administration expenses                        --     8,600
       License expenses                                          --     1,600
     Paid to a member of the immediate family of
       a shareholder:
       Rent expense                                          14,700     7,300

13.  MAJOR CUSTOMERS

Four customers each account for more than 10% of the Company's sales. Sales to these customers represent approximately 46%, 12%, 12% and 11%, respectively, of the Company's sales.

14.  SUBSEQUENT EVENTS

a) On February 11, 2004, the Company cancelled 400,000 of its stock options outstanding.

b) On February 10, 2004 and March 2, 2004, the Company borrowed $200,000 and $800,000, respectively, from a shareholder. The loans, bearing interest at 8% per annum, are due on demand no later than December 2004. As security for the loans, the Company has pledged its current assets.