Form 10QSB
period 2004-03-31
VITALSTATE INC
filed 2004-05-12
CIK 1085106

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
    [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: MARCH 31, 2004


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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 22,428,861 as of April 15, 2004


      Transitional Small Business Disclosure Format (check one). Yes __; No  X

                                VITALSTATE, INC.
                                 MARCH 31, 2004
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS
                                                                            PAGE

Special Note Regarding Forward Looking Statements..............................3


                         PART I - FINANCIAL INFORMATION

Item  1.       Financial Statements............................................4
Item  2.       Plan of Operation..............................................17
Item  3        Controls and Procedures........................................18

                           PART II - OTHER INFORMATION

Item 1.        Legal Proceedings..............................................18
Item 2.        Changes in Securities and Use of Proceeds......................19
Item 5.        Other Information..............................................19
Item 6.        Exhibits and Reports on Form 8-K...............................19

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

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

                                VITALSTATE, INC.
                      (A COMPANY IN THE DEVELOPMENT STAGE)

                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)
                            (EXPRESSED IN U.S. FUNDS)

VITALSTATE, INC.
   (A COMPANY IN THE DEVELOPMENT STAGE)


CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)







CONTENTS


Balance Sheet                                                6

Statement of Shareholders' Equity                       7 - 10

Statement of Operations and Comprehensive Income            11

Statement of Cash Flows                                     12

Notes to Financial Statements                          13 - 16

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)


CONSOLIDATED BALANCE SHEET
AS AT MARCH 31, 2004
(EXPRESSED IN U.S. FUNDS)

                                                         MARCH 31,       December 31,
                                                           2004             2003
                                                        (UNAUDITED)       (Audited)
-------------------------------------------------------------------------------------

ASSETS

CURRENT

         Cash                                          $   381,142      $   467,812
         Term deposits (note 4)                            206,469          107,612
         Accounts receivable                               792,205          763,783
         Inventories                                       588,559          382,998
         Deposits and prepaid expenses                     398,408          344,318
         Investment tax credits receivable                  65,238          110,025
-------------------------------------------------------------------------------------
                                                         2,432,021        2,176,548
FIXED ASSETS                                               258,649          274,247
PATENT AND INTELLECTUAL PROPERTY RIGHTS                    263,425          267,967
-------------------------------------------------------------------------------------
                                                       $ 2,954,095      $ 2,718,762
-------------------------------------------------------------------------------------

LIABILITIES

CURRENT

         Accounts payable and accrued liabilities          938,479          699,450
         Deferred revenue                                   68,050               --
         Loans payable (note 5)                          1,008,000               --
-------------------------------------------------------------------------------------
                                                         2,014,529          699,450
-------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY

CAPITAL STOCK (note 6)                                       5,402            5,402

ADDITIONAL PAID-IN CAPITAL                               6,250,593        6,250,593

STOCK OPTIONS OUTSTANDING                                  821,504          719,866

WARRANTS                                                    37,410           37,410

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT         (29,359)         (28,138)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE        (6,145,984)      (4,965,821)
-------------------------------------------------------------------------------------
                                                           939,566        2,019,312
-------------------------------------------------------------------------------------
                                                       $ 2,954,095      $ 2,718,762
-------------------------------------------------------------------------------------

See accompanying notes

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)





                                                             Common and Preferred Shares                                Stock
                                                                               Stated            Additional            Options
                                                            Number              Value          Paid-in Capital       Outstanding
----------------------------------------------------------------------------------------------------------------------------------
BALANCE - APRIL 18, 2001
(DATE OF INCEPTION)                                                --      $            --     $            --     $            --
April 18, 2001 - issue of common shares                        10,000                   64                  --                  --
Foreign currency translation adjustment for the
 period April 18, 2001 to
 December 31, 2001                                                 --                   --                  --                  --
Net loss for the period
 April 18, 2001 to
 December 31, 2001                                                 --                   --                  --                  --
----------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001                                    10,000                   64                  --                  --

March 19, 2002 - common share split
on a 500 to 1 basis                                         4,990,000                   --                  --                  --

April 3, 2002 - eliminate shares issued of legal
 subsidiary as per reverse takeover accounting             (5,000,000)                  --                  --                  --

April 3, 2002 - use shares issued of legal parent
 as per reverse takeover accounting                         9,380,000                   --                  --                  --

April 3, 2002 - delivery and cancellation of shares        (2,980,000)                  --                  --                  --

April 3, 2002 - issue of common shares for acquisition      1,666,666                   --                  --                  --

April 3, 2002 - issue of preferred shares                   3,333,334                3,333                  --                  --

April 3, 2002 - issue of common shares for
 marketing services and royalties                             100,000                   33              99,967                  --

                                                                            Accumulated        Cumulative
                                                                              Deficit           Foreign
                                                                             during the         Currency              TOTAL
                                                                             Development      Translation          SHAREHOLDERS'
                                                              Warrants          Stage          Adjustment             EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE - APRIL 18, 2001
(DATE OF INCEPTION)                                       $            --  $            --   $            --     $            --
April 18, 2001 - issue of common shares                                --               --                --                  64
Foreign currency translation adjustment for the
 period April 18, 2001 to
 December 31, 2001                                                     --               --             5,212               5,212
Net loss for the period
 April 18, 2001 to
 December 31, 2001                                                     --         (137,610)               --            (137,610)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2001                                            --         (137,610)            5,212            (132,334)

March 19, 2002 - common share split
on a 500 to 1 basis                                                    --               --                --                  --

April 3, 2002 - eliminate shares issued of legal
 subsidiary as per reverse takeover accounting                         --               --                --                  --

April 3, 2002 - use shares issued of legal parent
 as per reverse takeover accounting                                    --               --                --                  --

April 3, 2002 - delivery and cancellation of shares                    --               --                --                  --

April 3, 2002 - issue of common shares for acquisition                 --               --                --                  --

April 3, 2002 - issue of preferred shares                              --               --                --               3,333

April 3, 2002 - issue of common shares for
 marketing services and royalties                                      --               --                --             100,000

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)





                                                           Common and Preferred Shares                               Stock
                                                                            Stated             Additional           Options
                                                         Number              Value          Paid-in Capital       Outstanding
---------------------------------------------------------------------------------------------------------------------------------
April 3, 2002 - assignment of receivables as a
 contribution to capital                                         --     $            --     $       584,615     $            --

June 6, 2002 to August 3, 2002 - issue and vesting of
 stock options to employees                                      --                  --                  --             132,000

July 25, 2002 - stock options exercised                      15,000                   5              18,745             (13,200)

August 7, 2002 - issue of common shares for marketing
 services                                                    40,000                  13              29,987                  --

September 11, 2002 - issue of common shares for legal
 services                                                   150,000                  50              74,950                  --

October 8, 2002 - issue of common shares as settlement
 of loan payable                                             48,127                  16              17,984                  --

October 10, 2002 - issue of stock options to
 non-employees                                                   --                  --                  --             117,500

October 22, 2002 - stock options
 exercised                                                   10,000                   3              12,497              (8,800)

November 8, 2002 - issue of common
 shares for private placement                             1,800,000                 599             899,401                  --

December 9, 2002 - issue of common shares due to a
 director                                                   100,000                  33              47,967                  --

Foreign currency translation adjustment for the year
 ended December 31, 2002                                         --                  --                  --                  --

Net loss for the year ended
 December 31, 2002                                               --                  --                  --                  --
---------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002                              13,663,127     $         4,149     $     1,786,113     $       227,500

                                                                          Accumulated            Cumulative
                                                                            Deficit               Foreign
                                                                           during the             Currency              TOTAL
                                                                           Development           Translation        SHAREHOLDERS'
                                                          Warrants            Stage               Adjustment           EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
April 3, 2002 - assignment of receivables as a
 contribution to capital                               $            --     $            --      $            --    $       584,615

June 6, 2002 to August 3, 2002 - issue and vesting of
 stock options to employees                                         --                  --                   --            132,000

July 25, 2002 - stock options exercised                             --                  --                   --              5,550

August 7, 2002 - issue of common shares for marketing
 services                                                           --                  --                   --             30,000

September 11, 2002 - issue of common shares for legal
 services                                                           --                  --                   --             75,000

October 8, 2002 - issue of common shares as settlement
 of loan payable                                                    --                  --                   --             18,000

October 10, 2002 - issue of stock options to
 non-employees                                                      --                  --                   --            117,500

October 22, 2002 - stock options
 exercised                                                          --                  --                   --              3,700

November 8, 2002 - issue of common
 shares for private placement                                       --                  --                   --            900,000

December 9, 2002 - issue of common shares due to a
 director                                                           --                  --                   --             48,000

Foreign currency translation adjustment for the year
 ended December 31, 2002                                            --                  --              (57,354)           (57,354)

Net loss for the year ended
 December 31, 2002                                                  --          (1,793,179)                  --         (1,793,179)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2002                            $            --     $    (1,930,789)     $       (52,142)   $        34,831

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)




                                                        Common and Preferred Shares                                  Stock
                                                                            Stated             Additional           Options
                                                           Number            Value           Paid-in Capital       Outstanding
-----------------------------------------------------------------------------------------------------------------------------------
February 28, 2003 - issue of common shares               4,000,000      $         1,332      $     1,998,668     $            --

March 13, 2003 - issue of common shares                    500,000                  167              249,833                  --

April 3, 2003 - redemption of preferred shares          (1,666,667)              (1,666)                  --                  --

April 3, 2003 - issue of common shares for
 acquisition of April 3, 2002                            1,666,667                   --                   --                  --

April 14, 2003 - stock options exercised                    15,000                    5               18,745             (13,200)

May 13, 2003 - issue of common shares
 related to exercise of warrants                         2,000,000                  666              999,334                  --

May 15, 2003 - stock options exercised                      25,000                    8               31,242             (22,000)

August 8, 2003 - issue of warrants for acquisition of
 intellectual property                                          --                   --                   --                  --

August 21, 2003 - issue of stock options to
 non-employees                                                  --                   --                   --              36,938

September 9, 2003 - issue of common shares for
 signing bonuses                                           137,499                   46               82,454                  --

October 30, 2003 - issue of common shares
 for consulting services                                    88,235                   29               61,736                  --

December 5, 2003 - issue of common shares
 related to exercise of warrants                         2,000,000                  666              999,334                  --

Change in accounting policy - stock based
 compensation                                                   --                   --               23,134             490,628

Foreign currency translation adjustment
 for the year ended December 31, 2003                           --                   --                   --                  --

Net loss for the year ended December                      31, 2003                   --                   --                  --
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2003
 (AUDITED)                                              22,428,861      $         5,402      $     6,250,593     $       719,866

                                                                            Accumulated        Cumulative
                                                                             Deficit             Foreign
                                                                            during the          Currency                 TOTAL
                                                                            Development        Translation           SHAREHOLDERS'
                                                          Warrants             Stage            Adjustment              EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
February 28, 2003 - issue of common shares             $            --     $            --    $            --      $     2,000,000

March 13, 2003 - issue of common shares                             --                  --                 --              250,000

April 3, 2003 - redemption of preferred shares                      --                  --                 --               (1,666)

April 3, 2003 - issue of common shares for
 acquisition of April 3, 2002                                       --                  --                 --                   --

April 14, 2003 - stock options exercised                            --                  --                 --                5,550

May 13, 2003 - issue of common shares
 related to exercise of warrants                                    --                  --                 --            1,000,000

May 15, 2003 - stock options exercised                              --                  --                 --                9,250

August 8, 2003 - issue of warrants for acquisition of
 intellectual property                                          37,410                  --                 --               37,410

August 21, 2003 - issue of stock options to
 non-employees                                                      --                  --                 --               36,938

September 9, 2003 - issue of common shares for
 signing bonuses                                                    --                  --                 --               82,500

October 30, 2003 - issue of common shares
 for consulting services                                            --                  --                 --               61,765

December 5, 2003 - issue of common shares
 related to exercise of warrants                                    --                  --                 --            1,000,000

Change in accounting policy - stock based
 compensation                                                       --                  --                 --              513,762

Foreign currency translation adjustment
 for the year ended December 31, 2003                               --                  --             24,004               24,004

Net loss for the year ended December                                --          (3,035,032)                --           (3,035,032)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2003
 (AUDITED)                                             $        37,410     $    (4,965,821)   $       (28,138)     $     2,019,312

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)




                                                           Common and Preferred Shares                               Stock
                                                                            Stated             Additional           Options
                                                          Number             Value          Paid-in Capital       Outstanding
-------------------------------------------------------------------------------------------------------------------------------
Stock-based compensation expense for the three
 months ended
 March 31, 2004                                                  --     $            --     $            --     $       101,638

Foreign currency translation adjustment for the three
 months ended
 March 31, 2004                                                  --                  --                  --                  --

Net loss for the three months ended March 31, 2004               --                  --                  --                  --
-------------------------------------------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 2004                                 22,428,861     $         5,402     $     6,250,593     $       821,504
-------------------------------------------------------------------------------------------------------------------------------

                                                                              Accumulated         Cumulative
                                                                                Deficit             Foreign
                                                                               during the          Currency           TOTAL
                                                                               Development        Translation      SHAREHOLDERS'
                                                                Warrants          Stage            Adjustment         EQUITY
----------------------------------------------------------------------------------------------------------------------------------
Stock-based compensation expense for the three
 months ended
 March 31, 2004                                             $            --   $            --   $            --   $       101,638

Foreign currency translation adjustment for the three
 months ended
 March 31, 2004                                                          --                --            (1,221)           (1,221)

Net loss for the three months ended March 31, 2004                       --        (1,180,163)               --        (1,180,163)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE - MARCH 31, 2004                                    $        37,410   $    (6,145,984)  $       (29,359)  $       939,566
----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)


CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)


                                                                               FROM INCEPTION
                                                     MARCH 31,     March 31,  (APRIL 18, 2001)
                                                       2004          2003            TO
                                                     3 MONTHS      3 months    MARCH 31, 2004
---------------------------------------------------------------------------------------------
    REVENUE

         Contract cancellation                       $     --      $     --     $ 787,500
         Sales                                        226,624            --      1,017,660
---------------------------------------------------------------------------------------------
                                                      226,624            --      1,805,160
---------------------------------------------------------------------------------------------


    EXPENSES

         Cost of sales                                134,984            --       509,764
         Research and development                      71,618       129,152       886,722
         Office and administration                     57,225        19,072       277,748
         Travel                                        15,900        16,850       234,839
         Computer                                       1,639           695        17,972
         Consulting                                        --        26,649       195,333
         Donations                                         --            --           129
         Insurance                                     20,868        10,146        52,033
         Marketing                                    166,182        27,983       660,328
         Rent                                          30,599         2,807       128,328
         Salaries                                     351,154       191,071      2,061,490
         Taxes, licenses and royalties                    373           821        68,220
         Professional fees                            133,898       156,288      1,551,212
         Investor relations                             9,429            --        81,544
         Interest and bank charges                      3,086         1,925        26,145
         Legal settlement (note 8)                    283,350            --       283,350
         Amortization and depreciation                 24,844        12,129       131,357
         Write-down of goodwill                            --            --        37,230
         Stock-based compensation expense             101,638        94,588       747,400
---------------------------------------------------------------------------------------------
                                                     1,406,787      690,176      7,951,144
---------------------------------------------------------------------------------------------

NET LOSS                                             (1,180,163)   (690,176)     (6,145,984)

Foreign currency translation adjustment                (1,221)       30,624       (29,359)
---------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME                                 $(1,181,384)  $(659,552)   $ (6,175,343)
---------------------------------------------------------------------------------------------

BASIC WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                                22,428,861    15,190,905    12,076,782
---------------------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER COMMON SHARE (note 7)     $  (0.05)     $  (0.05)    $   (0.51)
---------------------------------------------------------------------------------------------

See accompanying notes

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)


CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)


                                                                                                       FROM INCEPTION
                                                                         MARCH 31,        March 31,   (APRIL 18, 2001)
                                                                           2004             2003             TO
                                                                         3 MONTHS         3 months     MARCH 31, 2004
---------------------------------------------------------------------------------------------------------------------
FUNDS PROVIDED (USED) -

      OPERATING ACTIVITIES

            Net loss                                                   $(1,180,163)     $  (690,176)     $(6,145,984)
            Amortization and depreciation                                   24,844           12,129          131,357
            Write-down of goodwill                                              --               --           37,230
            Stock-based compensation expense                               101,638           94,588          747,400
            Issue of stock options to non-employees                             --               --          154,438
            Issue of common shares for marketing and consulting
               services, royalties, legal fees and signing bonuses              --               --          349,265
            Foreign currency translation adjustment                         (1,221)          30,624          (29,359)
---------------------------------------------------------------------------------------------------------------------
                                                                        (1,054,902)        (552,835)      (4,755,653)
            Changes in non-cash operating elements
               of working capital                                           63,793            1,959         (809,112)
---------------------------------------------------------------------------------------------------------------------
                                                                          (991,109)        (550,876)      (5,564,765)
---------------------------------------------------------------------------------------------------------------------

      FINANCING ACTIVITIES

            Loans payable                                                1,008,000         (137,110)       1,592,615
            Issue of capital stock                                              --        2,250,000        5,177,447
            Redemption of preferred shares                                      --               --           (1,666)
---------------------------------------------------------------------------------------------------------------------
                                                                         1,008,000        2,112,890        6,768,396
---------------------------------------------------------------------------------------------------------------------

      INVESTING ACTIVITIES

            Term deposits                                                  (98,857)              --         (206,469)
            Additions to fixed assets                                       (4,704)         (34,123)        (380,921)
            Acquisition of patent and intellectual property rights              --               --         (235,099)
---------------------------------------------------------------------------------------------------------------------
                                                                          (103,561)         (34,123)        (822,489)
---------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                                                (86,670)       1,527,891          381,142
CASH
      BEGINNING OF PERIOD                                                  467,812           20,650               --
---------------------------------------------------------------------------------------------------------------------
      END OF PERIOD                                                    $   381,142      $ 1,548,541      $   381,142
---------------------------------------------------------------------------------------------------------------------

See accompanying notes

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO MARCH 31, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)


1. FINANCIAL STATEMENTS PRESENTATION

These interim consolidated financial statements have been prepared by the Company without audit and in accordance with accounting principles generally accepted in the United States, using the same accounting policies and methods of computation as were used for the consolidated financial statements for the year ended December 31, 2003.

These interim consolidated financial statements do not include all the disclosures required by accounting principles generally accepted in the United States in annual financial statements and accordingly, should be read in conjunction with the consolidated financial statements for the year ended December 31, 2003 contained in the Company's most recent Form 10-KSB.


2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported a net loss of $6,145,984 from inception (April 18, 2001) to March 31, 2004. As reported on the statement of cash flows, the Company has reported deficient cash flows from operating activities of $5,564,765 from inception (April 18, 2001) to March 31, 2004. To date, these losses and cash flow deficiencies have been financed principally through the raising of capital and issue of common shares. Additional capital and/or borrowings may be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.


3. SIGNIFICANT ACCOUNTING POLICY

   STOCK-BASED COMPENSATION

During the last quarter of 2003, the Corporation adopted the fair value method of accounting for stock-based employee compensation plans, which is the method of accounting defined in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting. The Company has elected to use the modified prospective method of transition. Under this method, stock-based employee compensation cost will be recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled from inception on April 18, 2001. As a result, the comparative figures for the three months ended March 31, 2003 have been restated to reflect this change in accounting policy, resulting in a stock-based compensation expense for the three month period of $94,588.

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO MARCH 31, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

4. TERM DEPOSITS

Term deposits bear interest at rates varying between 1.4% and 2.1% per annum, and mature no later than December 2004.


5. LOANS PAYABLE

On February 10, 2004 and March 2, 2004, the Company borrowed $200,000 and $800,000, respectively, from a shareholder. The loans, bearing interest at 8% per annum, are due on demand no later than December 2004. As security for the loans, the Company has pledged its current assets.


6. CAPITAL STOCK

                                                                                                          MARCH 31,  December 31,
                                                                                                            2004         2003
                                                                                                         (UNAUDITED)   (Audited)
-----------------------------------------------------------------------------------------------------------------------------------
Authorized -

                 1,666,666         preferred shares of $0.001 par value
                 3,333,334         redeemable (at the par value), voting Series A preferred shares of
                                   $0.001 par value, ranking pari passu with the common shares
               200,000,000         common shares of $0.000333 par value

               Issued and outstanding -

                 1,666,667         (December 31, 2003 - 1,666,667) Series A
                                     preferred shares
                                                                                                        $    1,667    $    1,667
                20,762,194         (December 31, 2003 - 20,762,194) common
                                      shares                                                                 3,735         3,735
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        $    5,402    $    5,402
-----------------------------------------------------------------------------------------------------------------------------------

The legal paid-up capital of the Company differs from the recorded value due to the application of reverse takeover accounting on April 3, 2002.

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO MARCH 31, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)



6. CAPITAL STOCK (CONT'D)

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

As at March 31, 2004, 1,827,500 (December 31, 2003 - 2,227,500) options were outstanding of which 1,135,000 (December 31, 2003 - 1,335,000) were exercisable and the average remaining contractual life of all options outstanding was approximately three years and seven months (December 31, 2003 - three years and ten months).

The number of options has varied as follows:

                                                               WEIGHTED
                                                                AVERAGE
                                               SHARES        EXERCISE PRICE
-----------------------------------------------------------------------------

 Balance outstanding - January 1, 2004        2,227,500       $      0.68
 Forfeited                                    (400,000)              0.69
-----------------------------------------------------------------------------

 Balance outstanding - March 31, 2004         1,827,500       $      0.67
-----------------------------------------------------------------------------

 Balance exercisable - March 31, 2004         1,135,000       $      0.66
-----------------------------------------------------------------------------


7. LOSS PER SHARE

Basic loss per share is calculated based on the weighted average number of shares outstanding during the period. The diluted loss per share has not been calculated as it would be anti-dilutive.

Of the 1,827,500 options outstanding at March 31, 2004, 1,742,500 were anti-dilutive.

8. SUBSEQUENT EVENTS

On April 3, 2004, the Company redeemed 1,666,667 Series A preferred shares for cash consideration of $1,667 and subsequently issued 1,666,667 common shares as part of the acquisition which took place on April 3, 2002.

On May 7, 2004, the Company and DreamPak LLC ("DreamPak") settled their lawsuits. As consideration for the settlement, the Company will retain its exclusive right to market the Company's proprietary Creatine Actijube based products and DreamPak will maintain its exclusive right to market its Soluflex joint care product. In addition, the Company has agreed to pay DreamPak $250,000 and to issue to DreamPak 250,000 warrants, each of which is exercisable for the purchase of one common share at a price of $0.50, for a maximum period of 3 years ending on April 30, 2007 and DreamPak has agreed to the withdrawal of certain of its patents from the US Patent & Trademark office. As at March 31, 2004, the Company has accrued an expense of $283,350 related to this settlement.

ITEM 2.  PLAN OF OPERATION

We are a development stage company. We have evolved our business into a nutrition based company specializing in the sports nutrition category. We have begun commercializing our products and have gained sales and distribution of our product lines through select dedicated distributors, Europa Sports (a national nutritional distributor), KCF Nutrition (a distributor serving the Northeast U.S.) and General Nutrition Distribution (GND). At the retail level we have established sales and distribution through General Nutrition Centers (GNC) and other retail outlets including gyms, health clubs, specialty nutrition stores and health food stores. We have principally funded our operations to date through private placements of our securities and through loans from affiliated persons. It is our intention to raise additional funds during the next twelve months through additional private placements or through institutional funding, as required to supplement revenues earned from the sales of the following items in the following categories:

        1.   Sports supplements
        2.   Protein bars
        3.   Weight management products
        4.   Functional foods


We intend to continue our investment in limited additional research and development over the next twelve months, and plan to further the development of products in the following categories:

        1.   Functional foods
        2.   New technologies
        3.   OTC Applications

Sales, Promotions and Marketing are expected to represent the significant portion of our activities during the next twelve months, as we expand our distribution and sales. We presently have no plans regarding purchases of plant or significant equipment.

We currently employ seventeen people. Subject to our rate of growth, we expect to hire approximately two additional employees within the next three months and an additional three to ten employees during the following twelve-month period.

Currently, we have established our branded sports supplements in the marketplace and gain continued consumer acceptance. Through print advertising, tradeshows and sporting event sponsorships as well as a substantial industry presence, the sports supplement consumer is being made aware of the Vitalstate name, our technology and products. Gaining shelf space at GNC and in gyms and specialty stores was a crucial step in our transition from ideation to commercialization as was securing additional distribution to retailers through Europa Sports and KCF Nutrition.

Sales have been increasing monthly; the challenges in fully implementing distribution have been overcome. Timing now will play a role in our retail turns as it presently takes 12-14 weeks from time of shipment for product to reach the retail shelves in GNC stores through the GND distribution model. This timing is critical in getting prime retail exposure and being set in in-store Plan-o-grams
- which ensure our placement with premium shelf space. Once this pipeline fill is through distribution channels and available at the store level we can expect to see a significant increase in retail thrust and sales numbers. Our goal over the next year is to make Vitalstate a widely recognized and significant player in the sport supplement market. Our longer term goal is to conclude licensing arrangements for pharmaceutical and Over-The-Counter products utilizing our patent pending ActiJube delivery technology.

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

      Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Board of Directors to be performed by Richter, Usher & Vineberg, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Board of Directors currently has not approved the engagement of Richter, Usher & Vineberg to perform any non-audit services in 2004.

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

      On May 7, 2004, the Company and DreamPak LLC ("DreamPak") settled their lawsuits. As consideration for the settlement, the Company will retain its exclusive right to market the Company's proprietary Creatine ActiJube based products and DreamPak will maintain its exclusive right to market its Soluflex joint care product. In addition, the Company has agreed to pay DreamPak $250,000 and to issue to DreamPak 250,000 warrants, each of which is exercisable for the purchase of one common share at a price of $0.50, for a maximum period of 3 years ending on April 30, 2007 and DreamPak has agreed to the withdrawal of certain of its patents from the US Patent & Trademark office. The settlement agreement recognizes that entry into the settlement does not constitute an admission of fault or liability by the Company or DreamPak.

      No other legal proceedings are pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      On April 3, 2004, we redeemed 1,666,667 shares of our Series A Preferred Stock and issued 1,666,667 shares of our restricted common stock to the seven persons that had owned the redeemed shares of Series A Preferred Stock. The common shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.


ITEM 5. OTHER INFORMATION

      Effective February 10, 2004, Scepter Holdings Inc., a shareholder in the Company ("Scepter"), the Company, Vitalstate Canada Ltd., a subsidiary of the Company, and Vitalstate US, Inc., a subsidiary of the Company (together with Vitalstate Canada Ltd., the "Subsidiaries"), entered into a Loan Agreement (the "Loan Agreement") pursuant to which Scepter agreed to loan up to US$2,000,000, in tranches of US$100,000, to the Company, as and when required by the Company to meet is cash flow needs. Each loan under the Loan Agreement will be evidenced by a promissory note of the Company (each a "Note") which is payable on demand, but no later than December 31, 2004, and which bears interest at the rate of 8% per annum. Payment of the Note is guaranteed by each of the Subsidiaries pursuant to a Guaranty (the "Guaranty") and secured by a pledge by the Company and each of the Subsidiaries pursuant to a Security Agreement (the "Security Agreement") of their respective accounts receivable and inventory in the United States. In addition, each of the Company and Vitalstate Canada Ltd. has executed a Movable Hypothec (the "Hypothecs"), the Quebec equivalent of a security agreement, in favor of Scepter pursuant to which it has secured its obligations to Scepter by a pledge of its respective accounts receivable and inventory in Quebec. Through April 7, 2004, Scepter has loaned an aggregate of US$1,000,000 to the Company pursuant to the Loan Agreement.

         The foregoing description of the Loan Agreement, the Notes, the Guaranty, the Security Agreement and the Hypothecs does not purport to be complete and is qualified by reference to such documents, copies of which are attached as exhibits.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                10 (a) Loan Agreement, dated as of February 10, 2004, among Vitalstate, Inc., Vitalstate Canada Ltd., Vitalstate US, Inc. and Scepter Holdings Inc..

                10 (b) Guaranty, dated February 10, 2004, made by Vitalstate Canada Ltd. and Vitalstate US, Inc. in favor of Scepter Holdings Inc.

                10 (c) Security Agreement, dated as of February 10, 2004, among Vitalstate, Inc., Vitalstate Canada Ltd., Vitalstate US, Inc. and Scepter Holdings Inc.

                10 (d) Movable Hypothec, dated as of February 10, 2004, granted by Vitalstate, Inc. in favor of Scepter Holdings, Inc.

                10 (e) Movable Hypothec, dated as of February 10, 2004, granted by Vitalstate Canada Ltd. in favor of Scepter Holdings, Inc.

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

                                Vitalstate, Inc.


Dated:  May 10, 2004            By: /s/ James Klein
                                    ------------------------------------
                                    James Klein
                                    Treasurer, Secretary & Chief
                                    Financial Officer