Form 10QSB
period 2004-06-30
VITALSTATE INC
filed 2004-08-13
CIK 1085106

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

    (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended:            June 30, 2004
                                                   -----------------------------

        [ ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   EXCHANGE ACT

               For the transition period from _______________ to _______________

                         Commission file number 0-30158


                                VITALSTATE, INC.
                  ---------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)


                NEW YORK                                     13-3935933
------------------------------------------           ---------------------------
      (State or other jurisdiction                          (IRS Employer
    of incorporation or organization)                    Identification No.)


               1499 HIGH RIDGE ROAD, BOYNTON BEACH, FLORIDA 33426
      --------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 375-6333
                           ---------------------------
                           (Issuer's telephone number)

              2191 HAMPTON AVENUE, MONTREAL, QUEBEC H4A 2K5 CANADA
        -----------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year
                         If Changed Since Last Report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 22,428,861 as of July 15, 2004
                                               ---------------------------------

      Transitional Small Business Disclosure Format (check one). Yes [ ]; No [X]

                                VITALSTATE, INC.
                                  JUNE 30, 2004
                         QUARTERLY REPORT ON FORM 10-QSB


                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----

      Special Note Regarding Forward Looking Statements........................3


                         PART I - FINANCIAL INFORMATION

Item  1.   Financial Statements................................................4
Item  2.   Plan of Operation..................................................17
Item  3    Controls and Procedures............................................18

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings..................................................18
Item 5.    Other Information..................................................18
Item 6.    Exhibits and Reports on Form 8-K...................................19

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in "Plan of Operation".

      In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)


CONTENTS


Balance Sheet                                                                  6

Statement of Shareholders' Deficiency                                     7 - 10

Statement of Operations and Comprehensive Income                              11

Statement of Cash Flows                                                       12

Notes to Financial Statements                                            13 - 16

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2004
(EXPRESSED IN U.S. FUNDS)

                                                               JUNE 30,        December 31,
                                                                 2004              2003
                                                              (UNAUDITED)        (Audited)
==============================================================================================

ASSETS

CURRENT
      Cash                                                   $     217,421    $     467,812
      Term deposits                                                     -           107,612
      Accounts receivable                                          482,743          763,783
      Inventories                                                  628,315          382,998
      Deposits and prepaid expenses                                404,138          344,318
      Investment tax credits receivable                             94,671          110,025
----------------------------------------------------------------------------------------------

                                                                 1,827,288        2,176,548
FIXED ASSETS                                                       242,700          274,247
PATENT AND INTELLECTUAL PROPERTY RIGHTS                            258,883          267,967
----------------------------------------------------------------------------------------------

                                                             $   2,328,871    $   2,718,762
==============================================================================================

LIABILITIES

CURRENT

      Accounts payable and accrued liabilities                     522,162          699,450
      Loans payable (note 4)                                     1,840,666               --
----------------------------------------------------------------------------------------------
                                                                 2,362,828          699,450
----------------------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIENCY

CAPITAL STOCK (note 5)                                               3,735            5,402

ADDITIONAL PAID-IN CAPITAL                                       6,250,593        6,250,593

STOCK OPTIONS OUTSTANDING                                          896,117          719,866

WARRANTS                                                            70,760           37,410

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT                (21,907)         (28,138)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE               (7,233,255)      (4,965,821)
----------------------------------------------------------------------------------------------
                                                                  (33,957)        2,019,312
----------------------------------------------------------------------------------------------

                                                             $   2,328,871    $   2,718,762
==============================================================================================

See accompanying notes

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

                                               Common and Preferred Shares                    Accumulated  Cumulative
                                               ---------------------------                      Deficit      Foreign
                                                             Additional   Stock               during the    Currency       TOTAL
                                                     Stated   Paid-in    Options              Development  Translation SHAREHOLDERS'
                                          Number      Value   Capital  Outstanding  Warrants     Stage     Adjustment    DEFICIENCY
====================================================================================================================================
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

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

                                               Common and Preferred Shares                    Accumulated  Cumulative
                                               ---------------------------                      Deficit      Foreign
                                                             Additional   Stock               during the    Currency       TOTAL
                                                     Stated   Paid-in    Options              Development  Translation SHAREHOLDERS'
                                          Number      Value   Capital  Outstanding  Warrants     Stage     Adjustment    DEFICIENCY
====================================================================================================================================
April 3, 2002 - assignment of
receivables as a contribution
to capital                                     --   $    --  $  584,615  $     --   $   --    $       --   $     --     $  584,615

June 6, 2002 to August 3, 2002
- issue and vesting of stock
options to employees                           --        --          --   132,000       --            --         --        132,000

July 25, 2002 - stock options
exercised                                  15,000         5      18,745   (13,200)      --            --         --          5,550

August 7, 2002 - issue of common
shares for marketing services              40,000        13      29,987        --       --            --         --         30,000

September 11, 2002 - issue of
common shares for legal services          150,000        50      74,950        --       --            --         --         75,000

October 8, 2002 - issue of common
shares as settlement of loan payable       48,127        16      17,984        --       --            --         --         18,000

October 10, 2002 - issue of stock
options to non_employees                       --        --          --   117,500       --            --         --        117,500

October 22, 2002 - stock options
exercised                                  10,000         3      12,497    (8,800)      --            --         --          3,700

November 8, 2002 - issue of common
shares for private placement            1,800,000       599     899,401        --       --            --         --        900,000

December 9, 2002 - issue of common
shares due to a director                  100,000        33      47,967        --       --            --         --         48,000

Foreign currency translation
adjustment for the year ended
December 31, 2002                              --        --          --        --       --            --    (57,354)       (57,354)

Net loss for the year ended
December 31, 2002                              --        --          --        --       --    (1,793,179)        --     (1,793,179)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2002            13,663,127   $ 4,149  $1,786,113  $227,500   $   --   $(1,930,789)  $(52,142)    $   34,831

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

                                               Common and Preferred Shares                    Accumulated  Cumulative
                                               ---------------------------                      Deficit      Foreign
                                                             Additional   Stock               during the    Currency       TOTAL
                                                     Stated   Paid-in    Options              Development  Translation SHAREHOLDERS'
                                          Number      Value   Capital  Outstanding  Warrants     Stage     Adjustment    DEFICIENCY
====================================================================================================================================
February 28, 2003 - issue of
common shares                           4,000,000   $ 1,332   $1,998,668  $     --  $    --   $        --  $     --    $ 2,000,000

March 13, 2003 - issue of common
shares                                    500,000       167      249,833        --       --            --        --        250,000

April 3, 2003 - redemption of
preferred shares                       (1,666,667)   (1,666)          --        --       --            --        --         (1,666)

April 3, 2003 - issue of common
shares for acquisition of April 3,
2002                                    1,666,667        --           --        --       --            --        --             --

April 14, 2003 - stock options
exercised                                  15,000         5       18,745   (13,200)      --            --        --          5,550

May 13, 2003 - issue of common
shares related to exercise of warrants  2,000,000       666      999,334        --       --            --        --      1,000,000

May 15, 2003 - stock options exercised     25,000         8       31,242   (22,000)      --            --        --          9,250

August 8, 2003 - issue of warrants for
acquisition of intellectual property           --        --           --        --   37,410            --        --         37,410

August 21, 2003 - issue of stock
options to non-employees                       --        --           --    36,938       --            --        --         36,938

September 9, 2003 - issue of common
shares for signing bonuses                137,499               4682,454        --       --            --        --         82,500

October 30, 2003 - issue of common
shares for consulting services             88,235        29       61,736        --       --            --        --         61,765

December 5, 2003 - issue of common
shares related to exercise of warrants  2,000,000       666      999,334        --       --            --        --      1,000,000

Change in accounting policy -
stock-based compensation                       --        --       23,134   490,628       --            --        --        513,762

Foreign currency translation
adjustment for the year ended
December 31, 2003                              --        --           --        --       --            --    24,004         24,004

Net loss for the year ended
December 31, 2003                              --        --           --        --       --    (3,035,032)       --     (3,035,032)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE - DECEMBER 31, 2003
  (AUDITED)                            22,428,861   $ 5,402   $6,250,593  $719,866  $37,410   $(4,965,821) $(28,138)   $ 2,019,312

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

                                               Common and Preferred Shares                    Accumulated  Cumulative
                                               ---------------------------                      Deficit      Foreign
                                                             Additional   Stock               during the    Currency       TOTAL
                                                     Stated   Paid-in    Options              Development  Translation SHAREHOLDERS'
                                          Number      Value   Capital  Outstanding  Warrants     Stage     Adjustment    DEFICIENCY
====================================================================================================================================
April 3, 2004 - redemption of
preferred shares                      $(1,666,667)  $(1,667)  $       --  $     --  $    --   $        --  $     --     $   (1,667)

April 3, 2004 - issue of common
shares for acquisition of
April 3, 2002                           1,666,667        --           --        --       --            --        --             --

May 7, 2004 - issue of warrants as
consideration for legal settlement             --        --           --        --   33,350            --        --         33,350

Stock-based compensation expense
for the six months ended June 30, 2004         --        --           --   176,251       --            --        --        176,251

Foreign currency translation
adjustment for the six months
ended June 30, 2004                            --        --           --        --       --            --     6,231          6,231

Net loss for the six months
ended June 30, 2004                            --        --           --        --       --    (2,267,434)       --     (2,267,434)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE - JUNE 30, 2004                22,428,861   $ 3,735   $6,250,593  $896,117  $70,760   $(7,233,255) $(21,907)    $  (33,957)
====================================================================================================================================

See accompanying notes

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

                                                                                                              FROM INCEPTION
                                             JUNE 30,         June 30,         JUNE 30,         June 30,     (APRIL 18, 2001)
                                               2004             2003             2004             2003              TO
                                             3 MONTHS         3 months         6 MONTHS         6 months       JUNE 30, 2004
=============================================================================================================================
REVENUE
      Contract cancellation                $         --     $         --     $         --     $         --     $    787,500
      Sales                                     132,833               --          359,457               --        1,150,493
----------------------------------------------------------------------------------------------------------------------------
                                                132,833               --          359,457               --        1,937,993
----------------------------------------------------------------------------------------------------------------------------
EXPENSES
      Cost of sales                             119,007               --          253,991               --          628,771
      Research and development                   37,058          103,309          108,676          259,110          923,780
      Office and administration                  30,020           34,812           87,245           53,884          307,768
      Travel                                     15,760           39,175           31,660           56,025          250,599
      Computer                                    7,484            6,669            9,123            7,364           25,456
      Consulting                                     --               --               --               --          195,333
      Donations                                      --               --               --               --              129
      Insurance                                  30,000               --           50,868           10,146           82,033
      Marketing                                 235,109           18,563          401,291           46,546          895,437
      Rent                                       34,197           13,154           64,796           15,961          162,525
      Salaries                                  350,687          322,390          701,841          513,461        2,412,177
      Taxes, licenses and royalties                 (76)           7,042              297            7,863           68,144
      Professional fees                         202,013          238,795          335,911          395,083        1,753,225
      Investor relations                         17,397            2,251           26,826            2,251           98,941
      Interest and bank charges                  42,867            1,916           45,953            3,841           69,012
      Legal settlement                               --               --          283,350               --          283,350
      Amortization and depreciation              23,968           17,224           48,812           29,353          155,325
      Write-down of goodwill                         --               --               --               --           37,230
      Stock-based compensation expense           74,613           97,525          176,251          192,322          822,013
----------------------------------------------------------------------------------------------------------------------------
                                              1,220,104          902,825        2,626,891        1,593,210        9,171,248
----------------------------------------------------------------------------------------------------------------------------
NET LOSS                                     (1,087,271)        (902,825)      (2,267,434)      (1,593,210)      (7,233,255)
Foreign currency translation adjustment           7,452          182,465            6,231          203,983          (21,907)
----------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                       $ (1,079,819)    $   (720,360)    $ (2,261,203)    $ (1,389,227)    $ (7,255,162)
============================================================================================================================
BASIC WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                         22,428,861       19,243,567       22,428,861       17,228,431       13,687,106
----------------------------------------------------------------------------------------------------------------------------
BASIC LOSS PER COMMON SHARE (note 6)       $      (0.05)    $      (0.04)    $      (0.10)    $      (0.08)    $      (0.53)
============================================================================================================================

See accompanying notes

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

                                                                                                                  FROM INCEPTION
                                                     JUNE 30,        June 30,        JUNE 30,        June 30,    (APRIL 18, 2001)
                                                       2004            2003            2004            2003             TO
                                                     3 MONTHS        3 months        6 MONTHS        6 months      JUNE 30, 2004
====================================================================================================================================
FUNDS PROVIDED (USED) -
    OPERATING ACTIVITIES
        Net loss                                    $(1,087,271)    $  (902,825)    $(2,267,434)    $(1,593,210)    $(7,233,255)
        Amortization and depreciation                    23,968          17,224          48,812          29,353         155,325
        Write-down of goodwill                               --              --              --              --          37,230
        Stock-based compensation expense                 74,613          97,525         176,251         192,322         822,013
        Issue of stock options to non-employees              --              --              --              --         154,438
        Issue of common shares for marketing and
           consulting services, royalties, legal
           fees and signing bonuses                          --              --              --              --         349,265
        Issue of warrants for legal settlement           33,350              --          33,350              --          33,350
        Foreign currency translation adjustment           7,452         182,465           6,231         203,983         (21,907)
------------------------------------------------------------------------------------------------------------------------------------
                                                       (947,888)       (605,611)     (2,002,790)     (1,167,552)     (5,703,541)
        Changes in non-cash operating elements
         of working capital                            (249,824)        288,254        (186,031)        299,319      (1,058,936)
------------------------------------------------------------------------------------------------------------------------------------
                                                     (1,197,712)       (317,357)     (2,188,821)       (868,233)     (6,762,477)
------------------------------------------------------------------------------------------------------------------------------------
    FINANCING ACTIVITIES
        Loans payable                                   832,666         (35,292)      1,840,666        (172,402)      2,425,281
        Issue of capital stock                               --       1,014,800              --       3,264,800       5,177,447
        Redemption of preferred shares                   (1,667)         (1,666)         (1,667)         (1,666)         (3,333)
------------------------------------------------------------------------------------------------------------------------------------
                                                        830,999         977,842       1,838,999       3,090,732       7,599,395
------------------------------------------------------------------------------------------------------------------------------------
    INVESTING ACTIVITIES
        Term deposits                                   206,469        (957,750)        107,612        (957,750)             --
        Additions to fixed assets                        (3,477)       (118,136)         (8,181)       (152,259)       (384,398)
        Acquisition of patent and intellectual
           property rights                                   --              --              --              --        (235,099)
------------------------------------------------------------------------------------------------------------------------------------
                                                        202,992      (1,075,886)         99,431      (1,110,009)       (619,497)
------------------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH                            (163,721)       (415,401)       (250,391)      1,112,490         217,421
CASH
  BEGINNING OF PERIOD                                   381,142       1,548,541         467,812          20,650              --
------------------------------------------------------------------------------------------------------------------------------------
  END OF PERIOD                                     $   217,421     $ 1,133,140     $   217,421     $ 1,133,140     $   217,421
====================================================================================================================================

See accompanying notes

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO JUNE 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

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


2.    GOING CONCERN

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported a net loss of $7,233,255 from inception (April 18, 2001) to June 30, 2004. As reported on the statement of cash flows, the Company has reported deficient cash flows from operating activities of $6,762,477 from inception (April 18, 2001) to June 30, 2004. To date, these losses and cash flow deficiencies have been financed principally through the raising of capital and issue of common shares. Additional capital and/or borrowings may be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.


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

      In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting. The Company has elected to use the modified prospective method of transition. Under this method, stock-based employee compensation cost has been recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled from inception on April 18, 2001. As a result, the comparative figures for the three and six month periods ended June 30, 2003 have been restated to reflect this change in accounting policy, resulting in a stock-based compensation expense for the three and six month periods ended June 30, 2003 of $97,525 and $192,322 respectively.

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO JUNE 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)


4.    LOANS PAYABLE

      The Company borrowed from a shareholder the following amounts:

================================================================================

      February 10, 2004                                  $    200,000
      March 2, 2004                                           800,000
      April 14, 2004                                          400,000
      May 11, 2004                                            300,000
      June 10, 2004                                           100,000
--------------------------------------------------------------------------------

                                                            1,800,000

      Accrued interest                                         40,666
--------------------------------------------------------------------------------


                                                         $  1,840,666
================================================================================

      The loans, bearing interest at 8% per annum, are due on demand no later than December 2004. As security for the loans, the Company has pledged its current assets.


5.    CAPITAL STOCK

                                                                                    JUNE 30,        December 31,
                                                                                      2004              2003
                                                                                   (UNAUDITED)        (Audited)

===================================================================================================================
      Authorized -

           1,666,666     preferred shares of $0.001 par value
           3,333,334     redeemable (at the par value), voting Series
                           A preferred shares of $0.001 par
                           value, ranking pari passu with the common
                           shares
         200,000,000  common shares of $0.000333 par value

      Issued and outstanding -

                 Nil     (December 31, 2003 - 1,666,667) Series A
                           preferred shares                                       $         --      $      1,667
          22,428,861     (December 31, 2003 - 20,762,194) common
                           shares                                                        3,735             3,735
-------------------------------------------------------------------------------------------------------------------

                                                                                  $      3,735      $      5,402
===================================================================================================================

      On April 3, 2004, the Company redeemed 1,666,667 Series A preferred shares for cash consideration of $1,667 and subsequently issued 1,666,667 common shares as part of an acquisition on April 3, 2002.

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO JUNE 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)


5.    CAPITAL STOCK (CONT'D)

      The legal paid-up capital of the Company differs from the recorded value due to the application of reverse takeover accounting on April 3, 2002.

      WARRANTS

      On May 7, 2004, the Company issued 250,000 warrants as part of the consideration for the DreamPak LLC legal settlement. Each warrant is exercisable for the purchase of one common share at any time during the three year period ending on April 30, 2007 at a price of $0.50 per share.

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

      As at June 30, 2004, 1,207,500 (December 31, 2003 - 2,227,500) options were outstanding of which 976,250 (December 31, 2003 - 1,335,000) were exercisable and the average remaining contractual life of all options outstanding was approximately three years and four months (December 31, 2003 - three years and ten months).

      The number of options has varied as follows:

                                                                   WEIGHTED
                                                                    AVERAGE
                                                  SHARES        EXERCISE PRICE
--------------------------------------------------------------------------------

      Balance outstanding - January 1, 2004        2,227,500    $        0.68
      Forfeited                                  (1,020,000)             0.68
--------------------------------------------------------------------------------

      Balance outstanding - June 30, 2004          1,207,500    $        0.67
================================================================================

      Balance exercisable - June 30, 2004            976,250    $        0.67
================================================================================

VITALSTATE, INC.
  (A COMPANY IN THE DEVELOPMENT STAGE)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO JUNE 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)


6.    LOSS PER SHARE

      Basic loss per share is calculated based on the weighted average number of shares outstanding during the period. The diluted loss per share has not been calculated as it would be anti-dilutive.

      Of the 1,207,500 options outstanding as at June 30, 2004, 1,157,500 were anti-dilutive.

      ITEM 2.  PLAN OF OPERATION

      We are a development stage company. We have evolved our business into a nutrition based company specializing in the sports nutrition category. We have begun commercializing our products and have gained sales and distribution of our product lines through select dedicated distributors, Europa Sports (a national nutritional distributor), KCF Nutrition (a distributor serving the Northeast U.S.) and General Nutrition Distribution
      (GND). At the retail level we have established sales and distribution through General Nutrition Centers (GNC) and other retail outlets including gyms, health clubs, specialty nutrition stores and health food stores. We have principally funded our operations to date through private placements of our securities and through loans from affiliated persons. It is our intention to raise additional funds during the next twelve months through additional private placements or through institutional funding, as required to supplement revenues earned from the sales of the following items in the following categories:

              1.   Sports supplements
              2.   Protein bars
              3.   Weight management products
              4.   Functional foods


      We intend to continue our investment in Sales, Promotions and Marketing of our sports nutrition products; however we will now begin to spend on evolving the next stage of development of our ActiJube Technology as we invest in research and trials to further validate our delivery technology. We will continue to spend on flavor development and product improvements to further the appeal of our own branded sports nutrition products and for general application of the ActiJube Technology as a whole. Our spending will also cover the investment in extending patent protection by extending and increasing patent applications and patent prosecution of our patents for ActiJube Technology.

      We will be investing in additional packaging developments for expanding manufacturing capabilities of pharmaceutical and OTC applications in the near future. We presently have no plans regarding purchases of plant or significant equipment.

      We currently employ eleven people.

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

      We are looking to alternative distribution channels for additional Sales opportunities as well as in new markets for application of ActiJube Technology. Our long term goal is to fully develop the application and product possibilities for ActiJube Technology and to continue to pursue licensing and manufacturing contracts with pharmaceutical companies for use of our patent pending ActiJube Technology in both pharmaceutical and Over-The-Counter products.

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

            Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Board of Directors to be performed by RSM Richter LLP, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Board of Directors currently has not approved the engagement of RSM Richter LLP to perform any non-audit services in 2004.

      PART II - OTHER INFORMATION


      ITEM 1.  LEGAL PROCEEDINGS

            No legal proceedings are pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened.


      ITEM 5.  OTHER INFORMATION

            Effective February 10, 2004, Scepter Holdings Inc., a shareholder in the Company ("Scepter"), the Company, Vitalstate Canada Ltd., a subsidiary of the Company, and Vitalstate US, Inc., a subsidiary of the Company (together with Vitalstate Canada Ltd., the "Subsidiaries"), entered into a Loan Agreement (the "Loan Agreement") pursuant to which Scepter agreed to loan up to US$2,000,000, in tranches of US$100,000, to the Company, as and when required by the Company to meet is cash flow needs. The loan bears an interest rate of 8% per annum.

            Effective June 15, 2004, Amendment no. 1 to Loan Agreement, Guaranty and Security Agreement was signed whereby Scepter increased the total amount to be loaned to the Company to US$ 2,400,000. All other terms of the agreement remained the same.

            The foregoing description of the Amendment and the Hypothecs does not purport to be complete and is qualified by reference to such documents, copies of which are attached as exhibits.

      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10(f) Amendment no. 1 to Loan Agreement, Guaranty and Security
                  Agreement, dated June 15, 2004

            10(g) Movable Hypothec, dated as of June 15, 2004, granted by
                  Vitalstate, Inc. in favor of Scepter Holdings, Inc.

            10(h) Movable Hypothec, dated as of June 15, 2004, granted by
                  Vitalstate Canada Ltd. in favor of Scepter Holdings, Inc.

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

                                          Vitalstate, Inc.


Dated:  August 13, 2004                   By: /s/ James Klein
                                              ---------------
                                              James Klein
                                              Treasurer, Secretary & Chief
                                              Financial Officer