Form 10QSB
period 2004-09-30
VITALSTATE INC
filed 2004-11-15
CIK 1085106

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: SEPTEMBER 30, 2004
                                               ------------------


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


               1499 HIGH RIDGE ROAD, BOYNTON BEACH, FLORIDA 33426
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 375-6333
                           ---------------------------
                           (Issuer's telephone number)


      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 22,428,861 as of September 30, 2004

      Transitional Small Business Disclosure Format (check one). Yes ___; No X

                                VITALSTATE, INC.
                                  JUNE 30, 2004
                         QUARTERLY REPORT ON FORM 10-QSB

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

         Special Note Regarding Forward Looking Statements....................3


                         PART I - FINANCIAL INFORMATION

Item  1.   Financial Statements...............................................4
Item  2.   Plan of Operation.................................................17
Item  3    Controls and Procedures...........................................18


                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.................................................18
Item 5.    Other Information.................................................18
Item 6.    Exhibits and Reports on Form 8-K..................................19

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This document contains forward-looking statements within the meaning of U.S. federal securities laws. The words "believe", "expect", "intend",
"estimate" and "anticipate" and similar expressions, as well as future or conditional verbs such as "will", "should", "would" and "could", often identify forward-looking statements. Specific forward looking statements contained in this document include, among others, statements regarding business results, obligations of the Company, and employment changes. You should not place undue reliance on our forward looking statements, as we cannot assure you that the plans, assumptions, intentions or expectations upon which they are based will be realized. By their nature, forward looking statements involve numerous assumptions, risks and uncertainties. Some of the risks and uncertainties that could affect our future results or could cause our results to differ materially from those expressed in our forward looking statements include overall reception of our Actijube technology, current and future retailer viability, the financing of this business while in its development stages, and such other factors detailed in our Securities and Exchange Commission filings. We caution that the foregoing list of important factors is not exhaustive. Events or circumstances could cause our actual results to differ materially from those estimated or projected and expressed in, or implied by, these forward-looking statements. Except as required by law, we undertake no obligation to update publicly or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, or the foregoing list of factors affecting this information.

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)





CONTENTS

Balance Sheet                                                                 1

Statement of Shareholders' Deficiency                                     2 - 5

Statement of Operations and Comprehensive Income                              6

Statement of Cash Flows                                                       7

Notes to Financial Statements                                            8 - 10

VITALSTATE, INC.

(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED BALANCE SHEET
AS AT SEPTEMBER 30, 2004
(EXPRESSED IN U.S. FUNDS)

                                                          SEPTEMBER 30,       December 31,
                                                              2004               2003
                                                          (UNAUDITED)         (Audited)
--------------------------------------------------------------------------------------------
ASSETS

CURRENT
         Cash                                            $   104,219        $   467,812
         Term deposits                                            --            107,612
         Accounts receivable                                 334,827            763,783
         Inventories                                         297,112            382,998
         Deposits and prepaid expenses                       343,212            344,318
         Investment tax credits receivable                    94,671            110,025
--------------------------------------------------------------------------------------------

                                                           1,174,041          2,176,548
FIXED ASSETS                                                 225,966            274,247
PATENT AND INTELLECTUAL PROPERTY RIGHTS                      254,341            267,967
--------------------------------------------------------------------------------------------

                                                         $ 1,654,348        $ 2,718,762
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

LIABILITIES

CURRENT

         Accounts payable and accrued liabilities            554,040            699,450
         Loans payable (note 4)                            2,383,432                 --
--------------------------------------------------------------------------------------------
                                                           2,937,472            699,450
--------------------------------------------------------------------------------------------

SHAREHOLDERS' DEFICIENCY

CAPITAL STOCK (note 5)                                         3,735              5,402

ADDITIONAL PAID-IN CAPITAL                                 6,250,593          6,250,593

STOCK OPTIONS OUTSTANDING                                    970,730            719,866

WARRANTS                                                      70,760             37,410

CUMULATIVE FOREIGN CURRENCY TRANSLATION ADJUSTMENT           (33,576)           (28,138)

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE          (8,545,366)        (4,965,821)
--------------------------------------------------------------------------------------------
                                                          (1,283,124)         2,019,312
--------------------------------------------------------------------------------------------

                                                         $ 1,654,348        $ 2,718,762
--------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------

See accompanying notes

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)


                                                             Common and Preferred Shares
                                                           -----------------------------                        Stock
                                                                              Stated        Additional         Options
                                                               Number          Value      Paid-in Capital    Outstanding
-----------------------------------------------------------------------------------------------------------------------------
BALANCE - APRIL 18, 2001
   (DATE OF INCEPTION)                                             --      $         --     $         --     $         --

April 18, 2001 - issue of common shares                        10,000                64               --               --

Foreign currency translation adjustment
  for the period April 18, 2001 to December 31, 2001               --                --               --               --

Net loss for the period April 18, 2001 to
  December 31, 2001                                                --                --               --               --
-----------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001                                    10,000                64               --               --

March 19, 2002 - common share split on a 500
  to 1 basis                                                4,990,000                --               --               --

April 3, 2002 - eliminate shares issued of legal
  subsidiary as per reverse takeover accounting            (5,000,000)               --               --               --

April 3, 2002 - use shares issued of legal
  parent as per reverse takeover accounting                 9,380,000                --               --               --

April 3, 2002 - delivery and cancellation of shares        (2,980,000)               --               --               --

April 3, 2002 - issue of common shares
  for acquisition                                           1,666,666                --               --               --

April 3, 2002 - issue of preferred shares                   3,333,334             3,333               --               --

April 3, 2002 - issue of common shares for
  marketing services and royalties                            100,000                33           99,967               --

                                                                           Accumulated       Cumulative
                                                                            Deficit            Foreign
                                                                           during the         Currency          TOTAL
                                                                          Development       Translation     SHAREHOLDERS'
                                                          Warrants           Stage           Adjustment      DEFICIENCY
---------------------------------------------------------------------------------------------------------------------------
BALANCE - APRIL 18, 2001
   (DATE OF INCEPTION)                                  $         --     $         --      $         --     $         --

April 18, 2001 - issue of common shares                           --               --                --               64

Foreign currency translation adjustment
  for the period April 18, 2001 to December 31, 2001              --               --             5,212            5,212

Net loss for the period April 18, 2001 to
  December 31, 2001                                               --         (137,610)               --         (137,610)
---------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2001                                       --         (137,610)            5,212         (132,334)

March 19, 2002 - common share split on a 500
  to 1 basis                                                      --               --                --               --

April 3, 2002 - eliminate shares issued of legal
  subsidiary as per reverse takeover accounting                   --               --                --               --

April 3, 2002 - use shares issued of legal
  parent as per reverse takeover accounting                       --               --                --               --

April 3, 2002 - delivery and cancellation of shares               --               --                --               --

April 3, 2002 - issue of common shares
  for acquisition                                                 --               --                --               --

April 3, 2002 - issue of preferred shares                         --               --                --            3,333

April 3, 2002 - issue of common shares for
  marketing services and royalties                                --               --                --          100,000

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)


                                                      Common and Preferred Shares
                                                    -----------------------------                        Stock
                                                                       Stated        Additional         Options
                                                        Number          Value      Paid-in Capital    Outstanding
-----------------------------------------------------------------------------------------------------------------------
April 3, 2002 - assignment of receivables
  as a contribution to capital                              --     $         --     $    584,615     $         --

June 6, 2002 to August 3, 2002  - issue and
  vesting of stock options to employees                     --               --               --          132,000

July 25, 2002 - stock options exercised                 15,000                5           18,745          (13,200)

August 7, 2002 - issue of common shares for
  marketing services                                    40,000               13           29,987               --

September 11, 2002 - issue of common shares
  for legal services                                   150,000               50           74,950               --

October 8, 2002 - issue of common shares
  as settlement of loan payable                         48,127               16           17,984               --

October 10, 2002 - issue of stock options
  to non_employees                                          --               --               --          117,500

October 22, 2002 - stock options exercised              10,000                3           12,497           (8,800)

November 8, 2002 - issue of common shares
  for private placement                              1,800,000              599          899,401               --

December 9, 2002 - issue of common shares
  due to a director                                    100,000               33           47,967               --

Foreign currency translation adjustment for
  the year ended December 31, 2002                          --               --               --               --

Net loss for the year ended December 31, 2002               --               --               --               --
-----------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2002                         13,663,127     $      4,149     $  1,786,113     $    227,500

                                                                         Accumulated       Cumulative
                                                                          Deficit            Foreign
                                                                         during the         Currency          TOTAL
                                                                        Development       Translation     SHAREHOLDERS'
                                                        Warrants           Stage           Adjustment      DEFICIENCY
---------------------------------------------------------------------------------------------------------------------------
April 3, 2002 - assignment of receivables
  as a contribution to capital                        $         --     $         --      $         --      $    584,615

June 6, 2002 to August 3, 2002  - issue and
  vesting of stock options to employees                         --               --                --           132,000

July 25, 2002 - stock options exercised                         --               --                --             5,550

August 7, 2002 - issue of common shares for
  marketing services                                            --               --                --            30,000

September 11, 2002 - issue of common shares
  for legal services                                            --               --                --            75,000

October 8, 2002 - issue of common shares
  as settlement of loan payable                                 --               --                --            18,000

October 10, 2002 - issue of stock options
  to non_employees                                              --               --                --           117,500

October 22, 2002 - stock options exercised                      --               --                --             3,700

November 8, 2002 - issue of common shares
  for private placement                                         --               --                --           900,000

December 9, 2002 - issue of common shares
  due to a director                                             --               --                --            48,000

Foreign currency translation adjustment for
  the year ended December 31, 2002                              --               --           (57,354)          (57,354)

Net loss for the year ended December 31, 2002                   --       (1,793,179)               --        (1,793,179)
---------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2002                           $         --     $ (1,930,789)     $    (52,142)     $     34,831

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)


                                                    Common and Preferred Shares
                                                  -----------------------------                          Stock
                                                                     Stated            Additional       Options
                                                      Number          Value         Paid-in Capital   Outstanding
--------------------------------------------------------------------------------------------------------------------
February 28, 2003 - issue of common shares           4,000,000      $     1,332      $ 1,998,668     $        --

March 13, 2003 -  issue of common shares               500,000              167          249,833              --

April 3, 2003 - redemption of preferred shares      (1,666,667)          (1,666)              --              --

April 3, 2003 - issue of common shares
  for acquisition of April 3, 2002                   1,666,667               --               --              --

April 14, 2003 - stock options exercised                15,000                5           18,745         (13,200)

May 13, 2003 - issue of common shares
  related to exercise of warrants                    2,000,000              666          999,334              --

May 15, 2003 - stock options exercised                  25,000                8           31,242         (22,000)

August 8, 2003 - issue of warrants for
  acquisition of intellectual property                      --               --               --              --

August 21, 2003 - issue of stock
  options to non-employees                                  --               --               --          36,938

September 9, 2003 - issue of common
  shares for signing bonuses                           137,499               46           82,454              --

October 30, 2003 - issue of common shares
  for consulting services                               88,235               29           61,736              --

December 5, 2003 - issue of common shares
  related to exercise of warrants                    2,000,000              666          999,334              --

Change in accounting policy -
  stock-based compensation                                  --               --           23,134         490,628

Foreign currency translation adjustment
  for the year ended December 31, 2003                      --               --               --              --

Net loss for the year ended December 31, 2003               --               --               --              --
--------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2003
   (AUDITED)                                        22,428,861      $     5,402      $ 6,250,593     $   719,866

                                                                      Accumulated      Cumulative
                                                                        Deficit         Foreign
                                                                      during the        Currency          TOTAL
                                                                     Development       Translation     SHAREHOLDERS'
                                                       Warrants         Stage           Adjustment      DEFICIENCY
------------------------------------------------------------------------------------------------------------------------
February 28, 2003 - issue of common shares          $        --     $        --      $        --       $ 2,000,000

March 13, 2003 -  issue of common shares                     --              --               --           250,000

April 3, 2003 - redemption of preferred shares               --              --               --            (1,666)

April 3, 2003 - issue of common shares
  for acquisition of April 3, 2002                           --              --               --                --

April 14, 2003 - stock options exercised                     --              --               --             5,550

May 13, 2003 - issue of common shares
  related to exercise of warrants                            --              --               --         1,000,000

May 15, 2003 - stock options exercised                       --              --               --             9,250

August 8, 2003 - issue of warrants for
  acquisition of intellectual property                   37,410              --               --            37,410

August 21, 2003 - issue of stock
  options to non-employees                                   --              --               --            36,938

September 9, 2003 - issue of common
  shares for signing bonuses                                 --              --               --            82,500

October 30, 2003 - issue of common shares
  for consulting services                                    --              --               --            61,765

December 5, 2003 - issue of common shares
  related to exercise of warrants                            --              --               --         1,000,000

Change in accounting policy -
  stock-based compensation                                   --              --               --           513,762

Foreign currency translation adjustment
  for the year ended December 31, 2003                       --              --           24,004            24,004

Net loss for the year ended December 31, 2003                --      (3,035,032)              --        (3,035,032)
------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2003
   (AUDITED)                                        $    37,410     $(4,965,821)     $   (28,138)      $ 2,019,312

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIENCY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)


                                                          Common and Preferred Shares
                                                         -----------------------------                          Stock
                                                                                Stated       Additional        Options
                                                             Number             Value      Paid-in Capital   Outstanding
--------------------------------------------------------------------------------------------------------------------------
April 3, 2004 - redemption of
  preferred shares                                         (1,666,667)     $    (1,667)     $        --     $        --

April 3, 2004 - issue of common shares
  for acquisition of April 3, 2002                          1,666,667               --               --              --

May 7, 2004 - issue of warrants as
  consideration for legal settlement                               --               --               --              --

Stock-based compensation expense for
  the nine months ended September 30, 2004                         --               --               --         250,864

Foreign currency translation adjustment
  for the nine months ended September 30, 2004                     --               --               --              --

Net loss for the nine months ended September 30, 2004              --               --               --              --
--------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2004                               22,428,861      $     3,735      $ 6,250,593     $   970,730
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

                                                                          Accumulated     Cumulative
                                                                             Deficit       Foreign
                                                                           during the      Currency          TOTAL
                                                                          Development     Translation     SHAREHOLDERS'
                                                           Warrants         Stage          Adjustment      DEFICIENCY
--------------------------------------------------------------------------------------------------------------------------
April 3, 2004 - redemption of
  preferred shares                                       $        --     $        --      $        --      $    (1,667)

April 3, 2004 - issue of common shares
  for acquisition of April 3, 2002                                --              --               --               --

May 7, 2004 - issue of warrants as
  consideration for legal settlement                          33,350              --               --           33,350

Stock-based compensation expense for
  the nine months ended September 30, 2004                        --              --               --          250,864

Foreign currency translation adjustment
  for the nine months ended September 30, 2004                    --              --           (5,438)          (5,438)

Net loss for the nine months ended September 30, 2004             --      (3,579,545)              --       (3,579,545)
--------------------------------------------------------------------------------------------------------------------------

BALANCE - SEPTEMBER 30, 2004                             $    70,760     $(8,545,366)     $   (33,576)     $(1,283,124)
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

See accompanying notes

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

                                                                                                                   FROM INCEPTION
                                             SEPTEMBER 30,    September 30,     SEPTEMBER 30,      September 30,  (APRIL 18, 2001)
                                                2004             2003              2004              2003              TO
                                              3 MONTHS         3 months          9 MONTHS          9 months      SEPTEMBER 30, 2004
-----------------------------------------------------------------------------------------------------------------------------------
REVENUE
         Contract cancellation             $         --      $    787,500      $         --       $   787,500      $    787,500
         Sales                                  (63,194)           49,556           296,263            49,556         1,087,298
-----------------------------------------------------------------------------------------------------------------------------------
                                                (63,194)          837,056           296,263           837,056         1,874,798
-----------------------------------------------------------------------------------------------------------------------------------
EXPENSES
         Cost of sales                          350,877            14,938           604,868            14,938           979,648
         Research and development                82,406           149,709           191,082           408,819         1,006,186
         Office and administration               49,673            21,543           136,918            75,427           357,440
         Travel                                  12,859            31,922            44,519            87,947           263,458
         Computer                                 2,617             3,012            11,740            10,376            28,073
         Consulting                                  --                --                --                --           195,333
         Donations                                   --                --                --                --               129
         Insurance                               30,545             2,187            81,413            12,333           112,578
         Marketing                              183,139            20,839           584,430            67,385         1,078,576
         Rent                                    36,295            37,471           101,091            53,432           198,820
         Salaries                               277,979           458,303           979,820           971,764         2,690,156
         Taxes, licenses and royalties            1,000              (876)            1,297             6,987            69,144
         Professional fees                       67,959           308,094           403,870           703,177         1,821,184
         Investor relations                      12,043            16,053            38,869            18,304           110,984
         Interest and bank charges               43,823               357            89,776             4,198           112,835
         Legal settlement                            --                --           283,350                --           283,350
         Amortization and depreciation           23,089            19,871            71,901            49,224           178,414
         Write-down of goodwill                      --                --                --                --            37,230
         Stock-based compensation expense        74,613            75,494           250,864           267,816           896,626
-----------------------------------------------------------------------------------------------------------------------------------
                                              1,248,917         1,158,917         3,875,808         2,752,127        10,420,164
-----------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                     (1,312,111)         (321,861)       (3,579,545)       (1,915,071)       (8,545,366)

Foreign currency translation adjustment         (11,669)         (169,978)           (5,438)           34,005           (33,576)
-----------------------------------------------------------------------------------------------------------------------------------
COMPREHENSIVE INCOME                       $ (1,323,780)     $   (491,839)     $ (3,584,983)     $ (1,881,066)     $ (8,578,942)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Basic Weighted Average Number of
  Shares Outstanding                         22,428,861        20,236,007        22,428,861        18,249,391        14,324,381
-----------------------------------------------------------------------------------------------------------------------------------
BASIC LOSS PER COMMON SHARE (note 6)       $      (0.06)     $      (0.02)     $      (0.16)     $      (0.10)     $      (0.60)
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

                                                                                                                  FROM INCEPTION
                                                                                                                 (APRIL 18, 2001)
                                                    SEPTEMBER 30,   September 30,  SEPTEMBER 30,   September 30,        TO
                                                        2004            2003           2004           2003         SEPTEMBER 30,
                                                      3 MONTHS       3 months       9 MONTHS        9 months          2004
----------------------------------------------------------------------------------------------------------------------------------
FUNDS PROVIDED (USED) -
      OPERATING ACTIVITIES
            Net loss                                 $(1,312,111)   $  (321,861)   $(3,579,545)   $(1,915,071)   $(8,545,366)
            Amortization and depreciation                 23,089         19,871         71,901         49,224        178,414
            Write-down of goodwill                            --             --             --             --         37,230
            Stock-based compensation expense              74,613         75,494        250,864        267,816        896,626
            Issue of stock options to
              non-employees                                   --         36,938             --         36,938        154,438
            Issue of common shares for
              marketing and consulting services,
              royalties, legal fees and signing
              bonuses                                         --         82,500             --         82,500        349,265
            Issue of warrants for legal settlement            --             --         33,350             --         33,350
            Foreign currency translation adjustment      (11,669)      (169,978)        (5,438)        34,005        (33,576)
----------------------------------------------------------------------------------------------------------------------------------

                                                      (1,226,078)      (277,036)    (3,228,868)    (1,444,588)    (6,929,619)

Changes in non-cash operating elements
     of working capital                                  571,923       (345,285)       385,892        (45,966)      (487,013)
----------------------------------------------------------------------------------------------------------------------------------

                                                        (654,155)      (622,321)    (2,842,976)    (1,490,554)    (7,416,632)
----------------------------------------------------------------------------------------------------------------------------------

      FINANCING ACTIVITIES
            Loans payable                                542,766             --      2,383,432       (172,402)     2,968,047
            Issue of capital stock                            --             --             --      3,264,800      5,177,447
            Redemption of preferred shares                    --             --         (1,667)        (1,666)        (3,333)
----------------------------------------------------------------------------------------------------------------------------------

                                                         542,766             --      2,381,765      3,090,732      8,142,161
----------------------------------------------------------------------------------------------------------------------------------

      INVESTING ACTIVITIES
            Term deposits                                     --        339,713        107,612       (618,037)            --
            Additions to fixed assets                     (1,813)        (8,206)        (9,994)      (160,465)      (386,211)
            Acquisition of patent and
            intellectual property
            rights                                            --       (235,099)            --       (235,099)      (235,099)
----------------------------------------------------------------------------------------------------------------------------------

                                                          (1,813)        96,408         97,618     (1,013,601)      (621,310)
----------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                             (113,202)      (525,913)      (363,593)       586,577        104,219
CASH
   BEGINNING OF PERIOD                                   217,421      1,133,140        467,812         20,650             --
----------------------------------------------------------------------------------------------------------------------------------

   END OF PERIOD                                     $   104,219    $   607,227    $   104,219    $   607,227    $   104,219
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO SEPTEMBER 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

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

2.    GOING CONCERN

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported a net loss of $8,545,366 from inception (April 18, 2001) to September 30, 2004. As reported on the statement of cash flows, the Company has reported deficient cash flows from operating activities of $7,416,632 from inception (April 18, 2001) to September 30, 2004. To date, these losses and cash flow deficiencies have been financed principally through the raising of capital, debt instruments from private investors (current shareholders) and issue of common shares. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

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

      In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting. The Company has elected to use the modified prospective method of transition. Under this method, stock-based employee compensation cost has been recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled from inception on April 18, 2001. As a result, the comparative figures for the three and nine month periods ended September 30, 2003 have been restated to reflect this change in accounting policy, resulting in a stock-based compensation expense for the three and nine month periods ended September 30, 2003 of $75,494 and $267,816 respectively.

VITALSTATE, INC.
(A COMPANY IN THE DEVELOPMENT STAGE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FROM INCEPTION (APRIL 18, 2001) TO SEPTEMBER 30, 2004
(UNAUDITED)
(EXPRESSED IN U.S. FUNDS)

4.    LOANS PAYABLE

      The Company borrowed from a shareholder the following amounts:

--------------------------------------------------------------------------------
         February 10, 2004                                            $  200,000
         March 2, 2004                                                   800,000
         April 14, 2004                                                  400,000
         May 11, 2004                                                    300,000
         June 10, 2004                                                   100,000
         July 22, 2004                                                   200,000
         August 26, 2004                                                 300,000
--------------------------------------------------------------------------------
                                                                       2,300,000

         Accrued interest                                                 83,432
--------------------------------------------------------------------------------


                                                                      $2,383,432
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

      The loans, bearing interest at 8% per annum, are due on demand no later than December 2005. As security for the loans, the Company has pledged its current assets and has been petitioned for further security by the debtor in the form of the Company's intellectual property.

5.    CAPITAL STOCK

                                                                                SEPTEMBER 30,   December 31,
                                                                                  2004             2003
                                                                                (UNAUDITED)     (Audited)
---------------------------------------------------------------------------------------------------------------
        Authorized -

            1,666,666   preferred shares of $0.001 par value
            3,333,334   redeemable (at the par value), voting Series A
                        preferred shares of $0.001 par value,
                        ranking pari passu with the common shares
          200,000,000   common shares of $0.000333 par value

        Issued and outstanding -

                  Nil   (December 31, 2003 - 1,666,667) Series A
                        preferred shares                                        $    --        $  1,667
           22,428,861   (December 31, 2003 - 20,762,194) common
                        shares                                                     3,735          3,735
--------------------------------------------------------------------------------------------------------------

                                                                                $  3,735       $  5,402
---------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------

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

      As at  September  30,  2004,  1,207,500  (December  31, 2003 -  2,227,500)
      options were outstanding of which 976,250 (December 31, 2003 - 1,335,000) were exercisable and the average remaining contractual life of all options outstanding was approximately three years and one month (December 31, 2003
      - three years and ten months).

      The number of options has varied as follows:

                                                                             WEIGHTED
                                                                             AVERAGE
                                                         SHARES           EXERCISE PRICE
-----------------------------------------------------------------------------------------
         Balance outstanding - January 1, 2004          2,227,500          $   0.68
         Forfeited                                     (1,020,000)             0.68
-----------------------------------------------------------------------------------------

         Balance outstanding - September 30, 2004       1,207,500          $   0.67
-----------------------------------------------------------------------------------------

         Balance exercisable - September 30, 2004         976,250          $   0.67
-----------------------------------------------------------------------------------------

6.    LOSS PER SHARE

      Basic loss per share is calculated based on the weighted average number of shares outstanding during the period. The diluted loss per share has not been calculated as it would be anti-dilutive.

      As  at  September  30,  2004,  the  1,207,500  options   outstanding  were
      anti-dilutive.

ITEM 2. PLAN OF OPERATION

      We are a development stage company. We have developed our current business into a nutritionally based company by first entering the sports nutrition category. We have begun commercializing our products and have gained sales and distribution of our product lines through a series of nutritional supplement distributors across the U.S. as well as at retail through General Nutrition Centers (GNC) and other retailer outlets including gyms, health clubs, specialty nutrition stores and health food stores. We have principally funded our operations to date through private placements of our securities and through loans from affiliated persons. It is our intention to raise additional funds during the next twelve months to 18 months through additional private placements or through institutional funding, as required to supplement revenues earned from the sales of the following items in the following categories:

      1.    Sports supplements

      2.    Nutritional supplements

      3.    Weight management products

      4.    Functional foods

      We will continue our investment in Sales, Promotions and Marketing of our sports nutrition products; however we will now begin to spend money on evolving the next stage of development of our ActiJube Technology as we invest in research and trials to further validate our delivery technology and branch that technology into applications in other markets and sectors We will continue to spend on flavor development and product improvements to further the appeal and application of the ActiJube Technology. Our spending will also cover the investment in extending patent protection by extending and increasing patent applications and patent prosecution of our patents for ActiJube Technology.

      We will be investing in additional packaging developments for expanding manufacturing capabilities of pharmaceutical and OTC applications in the near future. We presently have no plans regarding purchases of plant or significant equipment.

      We currently employ eleven people.

      Currently, we have introduced our branded sports supplements in the marketplace to continued consumer acceptance and understanding of Actijube Technology. Through print advertising, tradeshows and sporting event sponsorships as well as a substantial industry presence, the sports supplement consumer is being made aware of the Vitalstate name, our technology and products. Gaining shelf space at GNC and in gyms and specialty stores was a crucial step in our transition from ideation to commercialization as was securing additional distribution to retailers through our series of nutritional distributors.

      We  are  looking  to  alternative   markets  and  sectors  for  additional
applications for Actijube Technology which could result in additional distribution and sales opportunities. Our long term goal is to fully develop the application and product possibilities for ActiJube Technology and to continue to pursue licensing and manufacturing contracts with pharmaceutical companies for use of our patent pending ActiJube Technology in both pharmaceutical and Over-The-Counter products.

ITEM 3. CONTROLS AND PROCEDURES

      As of the end of our fiscal quarter ended September 30, 2004, an evaluation of the effectiveness of our "disclosure controls and procedures" (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out by our principal executive officer and principal financial officer. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that as of the end of that fiscal quarter, our disclosure controls and procedures are effective to ensure that information required to be disclosed by our company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      It should be noted that while our principal executive officer and principal financial officer believe that our disclosure controls and procedures provide a reasonable level of assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

      During the fiscal quarter ended September 30, 2004, James Klein, our Chief Financial Officer, departed our company effective September 1, 2004, as disclosed in our Form 8-K filed on October 4, 2004. Effective November 1, 2004, Lisa Dalberth has been appointed Chief Financial Officer of our company. Other than the departure of Mr. Klein, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      No legal proceedings are pending to which we or any of our property is subject, nor to our knowledge are any such proceedings threatened.

ITEM 5. OTHER INFORMATION

      Effective October 21, 2004, Amendment no. 2 to Loan Agreement, Guaranty and Security Agreement was signed whereby Scepter Holdings Inc., a shareholder of our company ("Scepter") increased the total amount to be loaned to our Company to US$ 3,400,000. The term for repayment was extended from December 31, 2004 to December 31, 2005. Additionally it is believed that Scepter will require securitization of these amounts in the form of the intellectual property of our company, including all patent and trademarks.

      The foregoing description of the Amendment does not purport to be complete and is qualified by reference to such document, a copy of which is attached as an exhibit.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.1 Amendment no. 2 to Loan Agreement, Guaranty and Security Agreement, dated October 21, 2004

            10.2 Employment Agreement, dated as of November 1, 2004, between Vitalstate US Inc. and Lisa Dalberth

            31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

            31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer

            32.1  Section 1350 Certification of Chief Executive Officer

            32.2  Section 1350 Certification of Chief Financial Officer


      (b)   Reports on Form 8-K

            Report on Form 8-K, filed on October 4, 2004, reported the departure of James Klein, our Chief Financial Officer.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                          Vitalstate, Inc.

Dated:  November 15, 2004                 By: /s/ Lisa Dalberth
                                              ------------------------------
                                              Lisa Dalberth
                                              Acting Chief Financial Officer