Form 10KSB
period 2004-12-31
VITALSTATE INC
filed 2005-04-15
CIK 1085106

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

       |X|    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2004

                                       OR

       |_|    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______________ to _______________

                        Commission file number: 000-30158

                                Vitalstate, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                New York                                   13-3935933
               ----------                                 ------------
     (State or other jurisdiction of                      (IRS Employer
     incorporation or organization)                    Identification No.)

          1499 High Ridge Road
             Boynton Beach, FL                               33426
(Address of principal executive offices)                  (Postal Code)

Issuer's telephone number:  (561) 375-6333
                            --------------

Securities registered under Section 12(b) of the Act:  None
                                                       ----

Securities registered under Section 12(g) of the Act:  Common Stock, par value
                                                       $0.000333 per share
                                                       ------------------------

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State registrant's revenues for its most recent fiscal year:  $282,036

As of April 4, 2005, there were 22,428,861 shares of the registrant's common stock, par value $0.000333, issued and outstanding. Of these, 12,785,527 shares are held by non-affiliates of the registrant. The market value of securities held by non-affiliates is $3,364,329 based on the closing price of $.15 for the registrant's common stock on April 4, 2005.

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

   Not Applicable.

                                TABLE OF CONTENTS

Item Number and Caption                                                                                        Page
-----------------------                                                                                        ----
Forward-Looking Statements........................................................................................1

                                                       PART I

1.      Description of Business...................................................................................1

2.      Description of Property...................................................................................7

3.      Legal Proceedings.........................................................................................8

4.      Submission of Matters to a Vote of Security Holders.......................................................8

                                                       PART II

5.      Market for Common Equity and Related Stockholder Matters..................................................8

6.      Plan of Operation........................................................................................11

7.      Financial Statements.....................................................................................12

8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................12

8A.     Controls and Procedures..................................................................................15

                                                      PART III

9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section
        16(a) of the Exchange Act................................................................................12

10.     Executive Compensation...................................................................................14

11.     Security Ownership of Certain Beneficial Owners and Management...........................................17

12.     Certain Relationships and Related Transactions...........................................................19

13.     Exhibits.................................................................................................22

14.     Principle Accountant Fees and Services...................................................................27

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

         On March 27, 2002 we entered into a Reorganization Agreement with Group Intercapital Inc., a Canadian corporation and our principal shareholder, Nuvo Way Inc., a Canadian corporation, Heather Baker and the shareholders of Nuvo Way Inc. The Reorganization Agreement principally involved our acquisition of all of Nuvo Way Inc.'s issued and outstanding capital stock, making Nuvo Way Inc. a wholly owned subsidiary of ours, in exchange for 5,000,000 shares of our restricted common stock and the cancellation by Group Intercapital Inc. of 2,980,000 shares of our common stock owned by it. 1,666,666 of the 5,000,000 shares of common stock were issued to the Nuvo Way Inc. shareholders as of April 3, 2002, the closing date under the Reorganization Agreement. 1,666,667 of the 5,000,000 shares of common stock were issued to the Nuvo Way Inc. shareholders as of April 3, 2003, the first anniversary of the closing date. The remaining 1,666,667 of the 5,000,000 shares of common stock were issued to the Nuvo Way Inc. shareholders as of April 3, 2004, the second anniversary of the closing date. As of the closing date, the Nuvo Way Inc. shareholders also received an aggregate of 3,333,334 shares of our Series A Preferred Stock. The Series A Preferred Stock is pari passu with our common stock with respect to voting, dividend and liquidation rights. It is automatically redeemable in direct proportion to, and at the time of issuance of, the common stock issued or to be issued to the Nuvo Way Inc. shareholders on the first and second anniversaries of the closing date. Accordingly, as of April 3, 2003 1,666,667 of the 3,333,334 then outstanding shares of Series A Preferred Stock were cancelled, and on April 3, 2004 1,666,667 of the remaining balance of Series A Preferred Stock were cancelled.

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

General

We are a technology innovation company formed to develop and commercialize products utilizing our proprietary delivery systems for the general health, sports performance, and weight management markets. Since the formation of our operating subsidiary, Vitalstate Canada Ltd., in April 2001 we have concentrated on developing products for humans and animals, including nutritional supplements that can be marketed without prior U.S. Food and Drug Administration approval. Our delivery systems have been designed to provide for the combination of active ingredients that are not easily combined at effective levels and to control the absorption of active ingredients into the body.

In April of 2003 we formed a US based subsidiary, Vitalstate US Inc., which established its operational base in Boynton Beach Florida. We hired Terry Giles to head our US base and act as our Chief Operating Officer and president of Vitalstate US Inc. Mr. Giles is charged with the task of commercializing our complete line of nutritional supplements, as well as establishing relationships with pharmaceutical companies. Upon establishing our nutritional supplement product line, we will market our delivery technology and new product concepts for the OTC (over the counter) and nutritional supplements to established pharmaceutical companies. Additionally we will investigate the application and use of our delivery technology into the regulated pharmaceutical prescription and veterinary prescription drug and companion pet supplements. With respect to pharmaceutical products, we intend to license our delivery technology and new product concepts to established pharmaceutical companies to avoid the substantial resources required to commercialize these products. Our goal with all of our products will be to develop safer, more effective and more convenient ways to administer active ingredients. Our proprietary technology involves a patent-pending confectionery-based delivery system. Our patent applications cover the processes of manufacture and use of the delivery systems in both supplement and pharmaceutical markets.

Nutritional supplements are taken for a wide variety of reasons: to enhance fitness or sports programs, build muscle and strength, increase energy, feel better, lose weight, and maintain health. Despite experiencing growth in recent years, the supplement markets are dealing with a number of issues that we believe we are ideally suited to address due to our proprietary technology. . Customers are confused due to an absence of consumer education, the large selection of product choices and brands, scant scientific confirmation to back up product claims, mismatched expectations, lack of tangible results, and lack of innovation in delivery forms. They have no confidence in product dosages, material quality or label claims. Due to these factors, we believe there is a solid and growing base of consumers who are frustrated and would welcome products that have been carefully tested and developed and that are designed to meet their specific needs. No assurance can be given however, that our products will be perceived as meeting these needs or that our products will achieve our anticipated level of market acceptance.

The initial target audience for our products has been North American health and fitness consumers who are looking for higher performance and higher quality energy, vitamin, weight-loss and supplement products. We are actively developing products in this segment with the specific categories described below.

o Sports supplements: This is a broad category with users ranging from athletes and bodybuilders to consumers with general fitness goals. The market is a rapidly shifting one with little or no product loyalty as consumers continue their search for products that will live up to their claims. Ranging from bars, nutrition, weight loss shakes; meal replacements and pills, to energy drinks, total U.S. sales in this category reached $10 billion in 2001 and are predicted to grow 4.1% annually through 2005.

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

Another area we are currently pursuing is companion animal health care and potential veterinarian applications of our technology. According to the APPMA (American Pet Products manufacturing Association) Americans spent over $32 billion dollars on their pets in 2003, with supplements and OTC medications representing over $7 billion dollars and Veterinarian Care representing nearly $8 billion dollars. This means that pet related spending has nearly doubled in the last ten years. In the U.S. alone, there are over 377 million household pets, with over 142 million of those pets being dogs (65.0 million) and cats (77.7 million).The pet population has also grown rapidly in Europe and in South America. Distribution in the U.S. is largely through veterinarians, natural food retailers and other direct channels, plus specialty pet stores, mass market and natural pet retailers. No assurance can be given that we will successfully enter the markets for pet supplements and veterinary pharmaceutical products.

We believe our delivery technologies also have significant pharmaceutical applications, both human and veterinary, because they address a number of key problems, allowing products to be ingested, digested, and absorbed more easily and effectively, in consumer-friendly formats. Sales of human pharmaceuticals reached $149 billion in the U.S. and $267 billion worldwide in 2002. The market for new drug delivery technologies or systems (NNDS) stands to exceed $85 billion dollars in 2005 according to Drug Delivery Technology Magazine while major pharmaceutical companies struggle to maintain market share and dominance with new innovations and new delivery forms for their products. The competition for these companies to constantly offer new delivery formats to their consumers is fierce and pharmaceutical companies have begun to aggressively pursue new delivery technologies from outside companies and to strategic alliances with these smaller more "flexible" technology companies. This cuts down on the time and dollars spent to develop new delivery technologies in house.

Despite the need and growing demand for innovation and improved delivery technology for nutraceuticals, pharmaceuticals, and supplements, we believe little has been done to render these products more conveniently packaged and more easily ingested, digested, and absorbed. We further believe that the advantages of our delivery technology over other difficult, and at times complicated, modes of administration of active ingredients in the Rx, OTC, veterinary, and supplement markets are substantial, although no assurance can be given that we will secure any of these technology licensing agreements Some of the advantages to our technology include:

o     Makes products easily portable

o Our belief that it will enhance absorption (clinical evaluation in progress)

o Allows for controlled and accurate dosages o Purity and stability is guaranteed

o     Allows for the combination of active ingredients at effective levels

            Enables the simplicity of unit doses rather than `a handful of pills'

o     Is easy to take and can be flavored to appeal to a waide range of tastes

            Enables oral delivery in traditionally hard to dose market segments (children, veterinary)

o Our belief that it will enable oral delivery of injectable ingredients, for example, vaccines (experimental evaluations in progress)

We believe our initial product using our delivery system, creatine, demonstrates significant advantages in its use over competitive creatine products presently on the market. Creatine is a well-known sports supplement that has been used by elite athletes since the mid-sixties. Its widespread use, with estimated U.S. sales in excess of $400 million has put it at the top of the sports supplements list. It is also one of the most extensively studied nutritional sports supplements available to today's athlete. It works by increasing overall energy level and improving recovery time. Its users include healthy athletes striving to achieve maximum athletic benefit, middle-aged persons wanting to maintain active lifestyles, and seniors working to overcome muscle atrophy or take advantage of its cardio-protective qualities. Problems associated with most existing creatine products including difficulty with absorption, side effects due to the necessity of overloading, and lack of convenience resulting from the need to mix powder and water, do not apply to our creatine product.

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

For the year ended December 31, 2004, sales of our branded products totaled $ 501,409, gross of returns for the same period. As we trialed our creatine and other products in 2003 and 2004, the company was able to further its understanding of major market drivers and reassess offerings for 2005 and beyond.

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

Research and Development

Most of our research and development activities are company sponsored. These activities have related to the development of our delivery technology for multiple applications and segments including our line of branded nutritional supplements. During the fiscal year ended December 31, 2004 we spent approximately $ 360,000 on research and development activities, whereas in 2003 we spent approximately $520,000.
Customers

Our current customer portfolio is made up of major retailers, distributors, and private internet customers. During 2004, our largest customer was GNC. In late 2004, the Vitamin Shoppe also began purchasing company items for distribution. We anticipate both of these relationships to continue into 2005.

Competition

We depend on our proprietary technology to differentiate our products from those of our competitors. Our competitors include companies that provide delivery systems such as gel caps, tablets, capsules, liquids and the like and companies which compete directly with our final products. We compete with companies engaged in both human and animal health, nutrition, and supplement product categories , most of which are considerably larger than we are in total assets and resources. This could enable them to bring their own products to advanced stages of development and marketing with more speed and efficiency than we can. There can be no assurance that our products will be able to successfully compete with theirs.

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

Until we begin development of our proposed OTC, pharmaceutical line and veterinarian application of our technology or product concepts, which may subject us to strict FDA rules and regulations, there are no special or unusual governmental laws or regulations that can be expected to materially impact on the operation of our business. Once we have entered this stage of our company's development, we will be relying on the resources of the particular pharmaceutical company partner we are working with to invest in and manage this part of the new product development process.

Costs and Effects of Compliance with Environmental Laws

There are no special or unusual environmental laws or regulations that will require us to make material expenditures or that can be expected to materially impact on the operation of our business.

Employees

As of March 1, 2005 we had 3 employees in our Montreal office, including our Vice President of Intellectual Property, a Director of New Product Development and one other Product Development personnel. . Our Florida office had 7 employees, including our CEO/President, , the CFO and other support staff. We plan to add additional employees as required by the direction our business dictates.

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

Patents, Trademarks and Licenses

We have a proprietary portfolio of patent applications. We have filed United States and foreign applications directed to compositions of matter, processes of preparation, or methods of use.

We plan to protect our proprietary technology by filing additional United States and foreign patent applications related to the technology, inventions and improvements that are important to the development of our business. The patent position of nutraceutical and pharmaceutical companies involves complex legal and factual questions. The enforceability of patents cannot be projected with certainty. Patents, if issued, may be challenged, invalidated or circumvented, and may fail to provide any protection against competitors. Our pending patent applications, those which we may file in the future, or those which we may license from third parties, may not result in patents being issued. If patents are issued, they may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Competitors may independently develop similar technologies or duplicate any technology that we have developed. The laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States and Canada.

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

We also have filed trademark applications primarily in the United States and Canada on technology and products we deem important to us. These trademark applications relate primarily to the branding of our products.

On January 1, 2005, the Patents, Trademarks, and Licenses of the company became security instruments for the debt incurred by the company.

                         ITEM 2. DESCRIPTION OF PROPERTY

Our headquarters are currently located in a leased facility located at 1499 High Ridge Road, Boynton Beach, Florida, consisting of a total of approximately 10,500 square feet of space. Our executive and administrative staff all work from this location. The current monthly rent due under the lease, which expires on April 30, 2008, is approximately US$12,000 per month plus utilities and municipal taxes. We will continue to rent this space while we trial our products in the retail arena and garner technology agreements with outside firms.

Our Montreal office is located in a leased facility at 3767 boul. Thimens, suite 268, in Saint-Laurent Quebec, consisting of a total of less than 1,000 square feet of space. Our research, development, and intellectual property staff all work from this location. The current monthly rent due under the lease, which expires on September 30, 2007, is approximately CDN$900 per month inclusive of utilities and municipal taxes. We believe this space is sufficient to handle our present and immediate future needs.

In the event our lease is terminated for any reason or not renewed upon expiration of the present lease terms, space sufficient to handle our then present and expected future needs is available from several alternative sources at slightly higher rental rates.

                            ITEM 3. LEGAL PROCEEDINGS

On May 7, 2004, the Company and DreamPak LLC ("DreamPak") settled their lawsuits. As consideration for the settlement, the Company will retain its exclusive right to market the Company's proprietary Creatine Actijube based products and DreamPak will maintain its exclusive right to market its Soluflex joint care product. In addition, the Company agreed to pay DreamPak $250,000 and to issue to DreamPak 250,000 warrants, each of which is exercisable for the purchase of one common share at a price of $0.50, for a maximum period of 3 years ending on April 30, 2007 and DreamPak has agreed to the withdrawal of certain of its patents from the US Patent & Trademark office.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD") under the symbol "VTST." The following table sets forth, for the fiscal quarters or periods indicated, the high and low closing bid prices per share of our common stock, as derived from quotations provided by the OTC Bulletin Board. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended or Period Indicated               High Bid          Low Bid
---------------------------------               --------          -------
 March 31, 2003                                   .90              .54
 June 30, 2003                                    .77              .48
 September 30, 2003                               .63              .41
 December 31, 2003                                .77              .51
 March 31, 2004                                   .65              .41
 June 30, 2004                                    .65              .29
 September 30, 2004                               .38              .07
 December 31, 2004                                .20              .04

On April 4, 2005, the closing bid price for our common stock was $.15 per share.

Holders

As of April 4, 2005, there were approximately 51 record holders of our common stock.

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

Recent Sales of Unregistered Securities

On May 7, 2004, we issued 250,000 warrants as part of the consideration for the DreamPak LLC legal settlement. Each warrant is exercisable for the purchase of one common share at any time during the three year period ending on April 30, 2007 at a price of $0.50 per share.

In April 2004, we redeemed 1,666,667 shares of our Series A Preferred Stock and issued 1,666,667 shares of our restricted common stock to the seven persons that had owned the redeemed shares of Series A Preferred Stock. The common shares were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

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

Pursuant to the August 8, 2003 Technology Purchase Agreement among us, our wholly owned subsidiary, Vitalstate Canada Ltd., 9103-3019 Quebec Inc., Michael Farber and Jonathon Farber, in August, 2003 we issued to 9103-3019 Quebec Inc. 300,000 five year common stock purchase warrants, each to purchase one share of our common stock at a price of $.50 per share. The warrants were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended.

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

          Equity Compensation Plan Information As At December 31, 2004

-------------------------------------- ----------------------- --------------------- ---------------------------------
                                        Number of Securities
                                         to be issued upon       Weighted-average     Number of securities remaining
                                            exercise of         exercise price of     available for future issuance
                                        outstanding options,       outstanding       under equity compensation plans
                                        warrants and rights     options, warrants    (excluding securities reflected
                                                (a)               and rights (b)             in column (a)) (c)
-------------------------------------- ----------------------- --------------------- ---------------------------------
Equity compensation plans approved
by security holders                              0                     N/A                          0
-------------------------------------- ----------------------- --------------------- ---------------------------------
Equity compensation plans not
approved by security holders                  825,000                  $.68                     1,425,000
-------------------------------------- ----------------------- --------------------- ---------------------------------
         Total                                825,000                  $.68                     1,425,000
-------------------------------------- ----------------------- --------------------- ---------------------------------

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

                            ITEM 6. PLAN OF OPERATION

We are a development stage company. We have begun commercializing our own line of branded sports nutrition products and have gained some sales and distribution of our products. . We have principally funded our operations to date through private placements of our securities and through loans from affiliated persons. It is our intention to raise additional funds during the next twelve months through additional private placements or through institutional funding, as required to supplement revenues earned from the sales of our products. These funds will be used to pay back current debt instruments that satisfy current working capital demands and future needs as requested/required outside of retail trial and licensing proceeds.

      1. We intend to continue our investment inadditional research and development over the next twelve months as we expand upon the application potential for our delivery technology into our segments, channels and categories.

Sales, Promotions and Marketing will represent a portion of our activities during the next twelve months as we expand our distribution and sales. We presently have no plans regarding purchases of plant or significant equipment.

We currently employ ten people. Subject to our rate of growth, we will hire additional employees as needed or required to maintain and grow our company. .

Currently, we are working on establish our delivery technology, the "actijube" in the sports nutrition marketplace and have gained some consumer and retailer recognition. Through print advertising, tradeshows and sporting event sponsorships as well as a substantial industry presence, the sports supplement consumer is being made aware of the Vitalstate name, our technology and products. Gaining shelf space at GNC,gyms, other retailers and specialty stores was a crucial step in our transition from ideation to commercialization.

Our goal over the next year is to make the Actijube from Vitalstate a widely recognized and accepted delivery form. Our longer term goal is to conclude licensing arrangements for the use of our technology in pharmaceutical, veterinarian, companion pet and Over The Counter nutritional and supplemental products.

The company continues to discuss possible partnerships and has signed confidentiality agreements with certain potential partners that would utilize the company's intellectual property in their class of trade. Most partners continue to review our current patent pending technology and await feedback from the United States Patent and Trade Office (USPTO) on such technology. The company hopes that once a response from the USPTO is received, most likely in 2005, that a partner will come forward to begin development of ActiJube products in their product portfolio. Such efforts are being completed with current office staff and it is not anticipated that additional resources will be required to support such business initiatives.

Off Balance Sheet Arrangements

Not applicable.

                          ITEM 7. FINANCIAL STATEMENTS

The financial statements are included beginning immediately following the signature page to this report. See Item 13 for a list of the financial statements included.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING, AND FINANCIAL DISCLOSURE

There were no changes in and disagreements with accountants on accounting, and financial disclosure during this reporting period.

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

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved by our Board of Directors to be performed by RSM Richter LLP, Chartered Accountants, our external auditor. Non-audit services are defined as services other than those provided in connection with an audit or a review of our financial statements. Our Board of Directors currently has not approved RSM Richter LLP, Chartered Accountants to perform any non-audit services other than the filing of annual tax returns and the transfer of the intellectual property value from the Company's Canadian entity to the Company's US entity.

The company will review the needs for Sarbanes-Oxley Act of 2002, section 404, during the 2005 fiscal year. The Securities and Exchange Commission has ruled on March 3, 2005 that it has extended its compliance deadline for non-accelerated filers (i.e., Vitalstate Inc) with regard to the internal control reporting provisions of Section 404 until July 15, 2006.

                           ITEM 8B. OTHER INFORMATION

Not applicable.

                                    PART III

          ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our board of directors. Each officer holds office until such officer's successor is elected or appointed and qualified or until such officer's earlier resignation or removal. No family relationships exist between any of our present directors and officers. On April 13, 2005, Christopher Luck was named as a director after a vacancy was created due to the passing of Thomas Torokvei.

The following table sets forth certain information, as of April 4, 2005, with respect to our directors and executive officers.

                                                                                              Date of Election
                                                                                               or Appointment
Name                         Positions Held                                        Age           as Director
----                         --------------                                        ---           -----------
Heather Baker                President, Chief Executive Officer                     60          April 9, 2002

Jonathan Farber              Vice President-Intellectual Property, Director         50          May 29, 2002

Robert S. Torokvei           Director, Chairman of the Board                        50          March 4, 2003

Terry Giles                  Chief Operating Officer, Director                      45          June 10, 2003

Gilles Cloutier              Director                                               60          June 10, 2003

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

Robert S. Torokvei is a designee of Scepter Holdings, Inc. Scepter Holdings, Inc. has the right to designate certain individuals to our board of directors. See "Certain Relationships and Related Transactions."

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

Terry A. Giles was hired as our Chief Operating Officer and President of Vitalstate US Inc. to head up sales, marketing, manufacturing, new product development, market strategies, new business development, operations, distribution and logistics. With a vast background and experience in the sports nutrition industry serving as a consultant and industry leader and has been widely regarded as an innovator in the field for over 28 years. Mr. Giles has been responsible for some of the largest and most successful companies in the nutritional industry having served as Vice President of Cybergenics from 1995 through 1998, where he was in charge of product development and marketing, creating new product concepts and executing market strategies. He was co-founder and from 1998 to 2000 COO of Iron-Tek Nutrition and was responsible for creating their entire product line and marketing strategy. From 2000 until joining Vitalstate. In 2003 he was acting as Vice President of Product Development for MET-Rx and Worldwide Sports Nutrition under the ownership of Royal Numico. His expertise in this industry has also garnered him respect as a published writer and author in the realm of sports nutrition and sports training. Mr. Giles has served as a director on our Board since June 10, 2003

Board of Directors

Our directors presently receive no cash remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Certain Directors may qualify for participation in the Company's stock option plan. Our Board of Directors may designate from among its members an executive committee and one or more other committees. To date we have formed a compensation committee consisting of Gilles Cloutier and Terry Giles and an audit committee consisting of Christopher Luck. Christopher Luck was named to replace Thomas Torokvei at the April 13, 2005 meeting. (Thomas Torokvei passed away in March 2005.)

Code of Ethics

Our company's statement of code of ethics has been communicated both internally as well as externally on the company's website, www.vitalstate.com. If you cannot access our website, a copy will be provided to you upon request, without charge. Please send all requests to Vitalstate Inc., Code of Ethics, 1499 High Ridge Road, Boynton Beach, FL 33426.

                         ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended December 31, 2004 to (i) all individuals that served as our chief executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2004 and (ii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2004 that received annual compensation during the fiscal year ended December 31, 2004 in excess of $100,000.

                           Summary Compensation Table

                                            Annual Compensation                              Long-Term Compensation
                            Fiscal Year
Name and                       Ended                                 Other       Options/    Restricted                  All Other
Principal Position          December 31,    Salary       Bonus    Compensation     SARs     Stock Awards  LTIP Payouts  Compensation
------------------          ------------    ------       -----    ------------     ----     ------------  ------------  ------------
Heather Baker                   2004       $153,666       0            0            0            0             0             0
   Vice-Chairman                2003       $137,300       0            0            0            0             0             0
   of the Board (1)             2002       $ 43,200  $110,000(2)       0        300,000(3)       0             0             0

Terry Giles                     2004       $200,000       0            0            0            0             0             0
   President and Chief          2003       $133,333  180,500(4)    50,000(5)        0            0             0             0
   Executive Officer            2002              0       0            0            0            0             0             0

James Klein                     2004       $155,587       0            0            0            0             0             0
   Previous Chief               2003       $103,000       0            0            0            0             0             0
   Financial Officer,           2002       $ 60,000       0            0        200,000(7)       0             0             0
   Secretary, Treasurer
   (6)

Jonathan Farber                 2004        122,888       0            0            0            0             0             0
    Vice-President,
    Intellectual Property

----------

(1) Ms. Baker served as our president and chief executive officer from April 9, 2002, until May 19,2004. Since May 19, 2004, Ms. Baker has served as Vice-Chairman of the Board.

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

(4) Pursuant to Mr. Giles May 1, 2003 Employment Agreement, Mr. Giles received $180,500 in cash bonus, in two installments during 2003..

(5) Pursuant to Mr. Giles May 1, 2003 Employment Agreement, Mr. Giles received 83,333 shares of our common stock as a signing bonus on September 9, 2003. The value of the shares on the date of issuance was approximately $50,000.

(6) Mr. Klein served as Chief Financial Officer, Secretary, and Treasurer until September 1, 2004.

(7) Consists of 200,000 options issued to Mr. Klein on October 10, 2002 with an exercise price of $.69 per share. See "Certain Transactions. Excludes 25,000 options issued to Mr. Klein with an exercise price of $.37 per share pursuant to our March 27, 2002 Reorganization Agreement. See "Certain Transactions." In 2004, all of these options were cancelled after Mr. Klein's departure.

Option/SAR Grants In Last Fiscal Year (Individual Grants)

None of the named executives received options or SAR grants in 2004. On April 13, 2005, the directors of the company ratified a stock option grant as outlined below.

Stock Appreciation Rights

The named executives did not receive any stock appreciation rights from us during the fiscal year ended December 31, 2004.

Aggregated Option/SAR Exercises in Last Fiscal Year and
Fiscal Year End Option/SAR Values

We made no option/SAR awards to the named executive officers during the fiscal year ended December 31, 2004. At the April 13, 2005 board meeting, the directors approved the following additional option awards as follows:

------------------------------- ---------------------------- ---------------------------- ----------------------------
                                                                                          Value of Options at Grant
Name                            Number of Options Granted    Vesting Period               Date
------------------------------- ---------------------------- ---------------------------- ----------------------------
Terry Giles, Chief Executive    450,000                      33.3% 4/05, 33.3% 4/06,      $36,000 @ $.08
Officer                                                      33.3% 4/07
------------------------------- ---------------------------- ---------------------------- ----------------------------
Lisa Dalberth, Chief            225,000                      33.3% 4/05, 33.3% 4/06,      $18,000 @ $.08
Financial Officer                                            33.3% 4/07
------------------------------- ---------------------------- ---------------------------- ----------------------------
Jonathan Farber, VP             225,000                      55.5% 4/05, 22.2% 4/06,      $18,000 @ $.08
Intellectual Property                                        22.3% 4/07
------------------------------- ---------------------------- ---------------------------- ----------------------------
All Other Employees of          325,000                      33.3% 4/05, 33.3% 4/06,      $26,000 @ $.08
Vitalstate                                                   33.3% 4/07
------------------------------- ---------------------------- ---------------------------- ----------------------------

Long Term Incentive Plan Awards

We made no long-term incentive plan awards to the named executive officers during the fiscal year ended December 31, 2004.

Employment Contracts, Termination of Employment, and Change-in-Control Arrangements

Effective June 1, 2002 we entered into a one-year employment agreement with Heather Baker pursuant to which we pay Ms. Baker a base annual salary of CDN$90,000. In May 2003, we extended the term of the agreement through May 31, 2004 and increased Ms. Baker's base annual salary to CDN$300,000. In May 2004, Ms. Baker became Vice-Chairman of the Board and her salary was decreased to CDN$200,000.

Effective May 1, 2003 we entered into a three-year employment agreement with Terry Giles pursuant to which we pay Mr. Giles a base annual salary of US$200,000. We also agreed to issue an aggregate of 250,000 restricted shares to Mr. Giles as a signing bonus, 83,333 of which were issued in September 2003. The remaining bonus shares will be issued in proportional amounts on the first and second anniversaries of the employment agreement. Mr. Giles also received cash signing bonus in the amount of $180,500 in 2003. In the event we terminate Mr. Giles' employment without cause we are obligated to pay Mr. Giles the balance of his salary due to him for the remainder of the contract. In the event such termination occurs during the final twelve months of the contract, we are obligated to pay him his salary for the remainder of the contract plus an additional twelve months. In the event we terminate Mr. Giles' employment pursuant to a change in control we are obligated to pay Mr. Giles the equivalent of two years of his base annual salary. (See "Certain Transactions").

Effective June 1, 2002 we entered into a one-year consulting agreement with Kleinsult Inc., a corporation wholly owned by James Klein pursuant to which we pay Mr. Klein a base annual salary of CDN$90,000. In the event Mr. Klein's employment is terminated by us without case we are obligated to pay Mr. Klein the equivalent of one year of his base annual salary. In the event Mr. Klein's employment is terminated pursuant to a change in control of our corporation, we are obligated to pay Mr. Klein the equivalent of two years of his base annual salary. (See "Certain Transactions"). In May 2003, we extended the term of the agreement through May 31, 2004 and increased Mr. Klein's base annual salary to CDN$202,500. In September 2004, Mr. Klein resigned from the company and received a ten month consulting agreement with paid healthcare benefits.

Compensation of Directors

For the year ended December 31, 2002, our non-employee directors receive 50,000 stock options per year for serving as directors. The options are exercisable for shares of our common stock at a price per share equal to the market value for our common stock on the date of grant. We did not grant options to any of our directors for the year ended December 31, 2003. During the fiscal year ended December 31, 2003 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors. We did not grant options to any of our directors for the year ended December 31, 2004. In April 2005, two non-employee directors received option grants in consideration for support given to the company.

Report on Repricing of Options/SARs

During the fiscal year ended December 31, 2004 we did not adjust or amend the exercise price of any stock options or SARs owned by the named executives.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to the beneficial ownership of our common stock and Series A Preferred Stock known by us as of April 4, 2005 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock or 5% of our Series A Preferred Stock,
(ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

------------------------------------ ------------------------------------- ------------------------- ---------------
         Name and Address                                                     Amount and Nature        Percentage
        of Beneficial Owner                     Title of Class             of Beneficial Ownership   of Class (13)
        -------------------                     --------------             -----------------------   -------------
------------------------------------ ------------------------------------- ------------------------- ---------------
Scepter Holdings, Inc. (1)           Common stock, par value $.000333         8,000,000 shares            35.7%
170 Midwest Road                     per share                                Direct
Toronto, Ontario  M1P 3A9
Canada
------------------------------------ ------------------------------------- ------------------------- ---------------
Heather Baker                        Common stock, par value $.000333         1,075,000 shares (2)         4.8%
7 Cedar Avenue                       per share
Pointe-Claire, Quebec  H9S 4X9
Canada
------------------------------------ ------------------------------------- ------------------------- ---------------
3073815 Canada Inc. (5)              Common stock, par value                  1,075,000 shares (2)         4.8%
4625 Dobrin Street                   $.000333 per share                       Direct
St. Laurent, Quebec H4R 2P7 Canada
------------------------------------ ------------------------------------- ------------------------- ---------------
3949559 Canada Inc. (7)              Common stock, par value                  385,001 shares (3)           1.7%
3884 Ernest Savignac                 $.000333 per share                       Direct
Montreal, Quebec  H2M 2M3
Canada
------------------------------------ ------------------------------------- ------------------------- ---------------
Jonathan Farber                      Common stock, par value                  385,001 shares (3)           1.7%
8804 Ernest Savignac                 $.000333 per share                       Indirect
Montreal, Quebec  H2M 2M3
Canada
------------------------------------ ------------------------------------- ------------------------- ---------------
Robert S. Torokvei                   Common stock, par value                  8,000,000 shares (1)        35.7%
170 Midwest Road                     $.000333 per share                       Indirect
Toronto, Ontario  M1P 3A9
Canada
------------------------------------ ------------------------------------- ------------------------- ---------------
Estate of Thomas E. Torokvei         Common stock, par value                  8,000,000 shares (1)        35.7%
170 Midwest Road                     $.000333 per share                       Indirect
Toronto, Ontario  M1P 3A9
Canada
------------------------------------ ------------------------------------- ------------------------- ---------------
Terry Giles                          Common stock, par value                  83,333 shares                .37%
2191 Hampton Avenue                  $.000333 per share                       Direct
Montreal, Quebec H4A 2K5
------------------------------------ ------------------------------------- ------------------------- ---------------
Gilles Cloutier                      Common stock, par value                  100,000 shares               .45%
100 Chestnut Road                    $.000333 per share                       Direct
Chapel Hill, NC 27517
------------------------------------ ------------------------------------- ------------------------- ---------------
All officers and directors as a      Common stock, par value                  9,643,334 shares              43%
    group (6 persons)                $.000333 per share
------------------------------------ ------------------------------------- ------------------------- ---------------

(1) Robert Torokvei and the estate of Thomas Torokvei are the beneficial owners of Scepter Holdings, Inc. The named individuals own substantially all of the securities of Scepter Holdings, Inc. Scepter Holdings, Inc. is the owner of 8,000,000 shares.

(2) Represents shares owned by 3073815 Canada, Inc., a Canadian corporation owned by Heather Baker.

(3) Represents shares owned by 3949559 Canada Inc., a Canadian corporation owned by Jonathan Farber.

Changes in Control

      Not Applicable.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective June 1, 2002 we entered into a 1-year employment agreement with Heather Baker for Ms. Baker to serve as president and chief executive officer for both us and our wholly owned operating subsidiary, Vitalstate Canada Ltd. Ms. Baker received 100,000 shares of our common stock as a signing bonus under the agreement. The agreement provided for an initial base annual salary of CDN$90,000. Ms. Baker is eligible to receive an annual bonus under the agreement payable in cash or shares of our common stock. In the event Ms. Baker's employment is terminated by us without cause we are obligated to pay Ms. Baker the equivalent of her base annual salary. In the event Ms. Baker's employment is terminated pursuant to a change in control of our corporation, we are obligated to pay Ms. Baker the equivalent of two years of her base annual salary. In May 2003, the term of the agreement was extended through May 31, 2004 and Ms. Baker's base annual salary was increased to CDN$300,000. In May 2004, Ms. Baker became Vice-Chairman of the Board and her salary decreased to CDN$200,000. This will be paid through May 2005.

Effective June 1, 2002 we entered into a one-year consulting agreement with Kleinsult Inc., a corporation wholly owned by James Klein. Thereunder, Mr. Klein serves as secretary, treasurer and chief financial officer for both us and our wholly owned operating subsidiary, Vitalstate Canada Ltd. The agreement provided for an initial base salary of CDN$90,000. Mr. Klein is eligible to receive an annual bonus under the agreement payable in cash or shares of our common stock. In the event Mr. Klein's employment is terminated by us without case we are obligated to pay Mr. Klein the equivalent of his base annual salary. In the event Mr. Klein's employment is terminated pursuant to a change in control of our corporation, we are obligated to pay Mr. Klein the equivalent of two years of his base annual salary. In May 2003, the term of the agreement was extended through May 31, 2004 and Mr. Klein's base annual salary was increased to CDN$202,500. In September 2004, Mr. Klein resigned from the company and was given a ten month consulting agreement with paid healthcare benefits.

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

As part of the financing with Scepter Holdings, Inc., we agreed that as long as Scepter Holdings, Inc. owns a minimum of 5% of our outstanding common stock, it shall have the right to designate to our board of directors up to the number of directors, as a percentage of our whole board, as shall be equal to Scepter Holdings, Inc.'s percentage ownership of our outstanding common stock. This provision resulted in the appointments of Robert Torokvei and Thomas Torokvei to our board of directors effective March 4, 2003. Shareholders owning more than 50% of our outstanding common stock have agreed to vote their shares, in all future board of director elections, in favor of Scepter Holdings, Inc.'s future designees. In March 2005, Thomas Torokvei passed away, leaving a board vacancy that will be filled by a designee of Scepter Holdings, Inc.

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

Effective May 1, 2003 we entered into a three year employment agreement with Terry Giles pursuant to which we pay Mr. Giles a base annual salary of $200,000. Mr. Giles is also eligible to receive an annual bonus under the agreement payable in cash or shares of our common stock. (See Item 10. Executive Compensation Employment Contracts, Termination of Employment, and Change in Control Arrangements). In June and September of 2003, Mr. Giles received two $90,250 bonus payments.

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

Effective February 10, 2004 we entered into a Loan Agreement, Security Agreement, Guaranty Agreement, and Movable Hypothecs with Scepter Holdings, Inc. pursuant to which Scepter agreed to periodically make loans to us up to an aggregate principal amount of $2,000,000. All such loans, including all accrued interest due thereon, are payable on demand and in all events not later than December 31, 2005. The loans, which are represented by promissory notes, bear interest at the rate of 8% and are secured by our intellectual property, accounts receivable and inventory, and the guarantees, accounts receivable and inventory of our wholly owned subsidiaries, Vitalstate Canada Ltd., and Vitalstate US Inc.

During 2004, Scepter Holdings, Inc. agreed to fund the company for working capital and overhead needs in the form of debt. During 2004, Scepter Holdings, Inc. loaned us $3,400,000 and has secured this investment with all working capital and intellectual property of the company. Additionally, Scepter Holdings, Inc. has agreed to loan the company an additional $3,000,000 in 2005. The total amount of $6,400,000 is due on December 31, 2005 or sooner. The company will be actively pursuing private placement in order to repay this loan and operate in future periods.

Such funding amounts have been outlined in Note 6 of the Consolidated Financial Statements included herein.

                                ITEM 13. EXHIBITS

Financial Statements                                                             Page
--------------------                                                             ----
Report of Independant Registered Public Accounting Firm -
RSM Richter LLP ..............................................................   F-1

Consolidated Balance Sheets as at December 31, 2004 and 2003 .................   F-2

Consolidated Statements of Shareholders' Deficiency for
the years ended December 31, 2004 and December 31, 2003 and for the period
from inception (April 18, 2001) through December 31, 2004 ....................   F-3

Consolidated Statements of Operations and Comprehensive Income for
the years ended December 31, 2004 and December 31, 2003, and for the
period from inception (April 18, 2001) through December 31, 2004 .............   F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and December 31, 2003 and for the
period from inception (April 18, 2001) through December 31, 2004 .............   F-8

Notes to Consolidated Financial Statements ...................................   F-9

Exhibits

         The following exhibits are included as part of this report:

                  SEC Report
                  Reference
   Exhibit No.      Number                                                  Description
   -----------      ------                                                  -----------
    2.1            2.1          Reorganization Agreement dated March 27, 2002 by and among Registrant, Group
                                Intercapital Inc., Nuvo Way Inc., Heather Baker and the shareholders of Nuvo Way Inc.
                                (1)

    2.2            2.2          Addendum to Reorganization Agreement dated April 3, 2002 by and among Registrant,
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
                                (4)

    3.5                         Certificate of Amendment to the Certificate of Incorporation filed January 29, 2001
                                (5)

    3.6            3.2(e)       Certificate of Amendment to the Certificate of Incorporation filed March 29, 2002 (6)

    3.7            3.2(f)       Certificate of Amendment to the Certificate of Incorporation filed June 5, 2002 (7)

    3.8            3.2          By-Laws of Harmony (2)

    4.1            4            Vitalstate Inc. 2002 Non-Statutory Stock Option Plan (7)

                  SEC Report
                  Reference
   Exhibit No.      Number                                                  Description
   -----------      ------                                                  -----------
    4.2            3            Special Warrant dated February 27, 2003 issued by Registrant to Scepter Holdings,
                                Inc. (9)

    10.1           2            Fashion Consultant Agreement dated as of December 7, 1998, by and between Tanner
                                Companies Limited Partnership and Falene R. Gottbetter (2)

    10.2           10.1         Termination of Independent Contractor Relationship Agreement dated April 5, 2002 among Registrant, Falene Gottbetter, Roberta Winley and Judy Cohen (7)

    10.3           4            Executive Employment Agreement dated as of June 1, 2002 between Registrant and
                                Heather Baker (8)

    10.4           10.4         Form of Indemnity Agreement between Registrant and its directors  (9)

    10.5           2            Subscription Agreement dated February 27, 2003 between Registrant and Scepter
                                Holdings, Inc. (10)

    10.6           4            Registration Rights Agreement dated February 27, 2003 between Registrant and Scepter
                                Holdings, Inc. (10)

    10.7           10.1         License Agreement dated November 7, 2001 between Vitalstate Canada Ltd. (formerly known as Nuvo Way Inc.) and 9103-3019 Quebec Inc. (11)

    10.8           10.2         Amendment to November 7, 2001 License Agreement dated September 25, 2002 between
                                Vitalstate Canada Ltd. (formerly known as Nuvo Way Inc.) and 9103-3019 Quebec Inc.
                                (11)

    10.9           10.3         Technology Purchase Agreement made as of August 8, 2003 among Vitalstate Canada Ltd.
                                (formerly known as Nuvo Way Inc.), 9103-3019 Quebec Inc., Michael Farber, Jonathan
                                Farber and Registrant (11)

    10.10          10.10        Executive Employment Agreement between Registrant and Terry Giles dated as of May 1, 2003
                                (12)

    10.11          10.2         Executive Employment Agreement between Registrant and Lisa Dalberth dated as of November
                                1, 2004 (13)

    10.12          10 a/b/c     Loan Agreement, Guaranty, and Security Agreement, dated as of February 10, 2004, among
                                Vitalstate, Inc., Vitalstate Canada Ltd., Vitalstate US, Inc. and Scepter Holdings Inc.
                                (14)

    10.13          10 f         Amendment 1 to Loan Agreement, dated as of February 10, 2004, among Vitalstate Inc,
                                Vitalstate Canada Ltd, Vitalstate US, Inc and Scepter Holdings Inc. (15)

                  SEC Report
                  Reference
   Exhibit No.      Number                                                  Description
   -----------      ------                                                  -----------
    10.14          10.1         Amendment 2 to Loan Agreement, dated as of February 10, 2004, among Vitalstate Inc,
                                Vitalstate Canada Ltd, Vitalstate US, Inc and Scepter Holdings Inc. (13)

    10.15                       Amendment 3 to Loan Agreement, dated as of February 10, 2004, among
                                Vitalstate Inc, Vitalstate Canada Ltd, Vitalstate US, Inc and Scepter Holdings Inc.

    10.16                       Security Agreements dated January 1, 2005, among Vitalstate Inc, Vitalstate Canada Ltd,
                                Vitalstate US, Inc and Scepter Holdings Inc.

    10.17                       Consulting agreement between James Klein and Vitalstate Inc, dated September 18, 2004

    21                              Subsidiaries of Registrant

    31.1                            Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer(6)

    31.2                            Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial Officer(6)

    32.1                            Rule 1350 Certification of Chief Executive Officer(6)

    32.2                            Rule 1350 Certification of Chief Financial Officer(6)

----------
(1) Filed with the Securities and Exchange Commission on April 11, 2002 as an exhibit numbered as indicated above, to the Registrant's Current Report on Form 8-K dated March 27, 2002 which exhibit is incorporated herein by reference.

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

(12) Filed with the Securities and Exchange Commission on March 22, 2004, as an exhibit numbered as indicated above, to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, which exhibit is incorporated by reference.

(13) Filed with the Securities and Exchange Commission on November 15, 2004, as an exhibit numbered as indicated above, to the Registrant's 10-QSB for the quarter ended September 30, 2004, which exhibit is incorporated by reference.

(14) Filed with the Securities and Exchange Commission on May 12, 2004, as exhibits numbered as indicated above, to the Registrant's 10-QSB for the quarter ended March 31, 2004, which exhibits are incorporated by reference.

(15) Filed with the Securities and Exchange Commission on August 13, 2004, as an exhibit numbered as indicated above, to the Registrant's 10-QSB for the quarter ended June 30, 2004, which exhibit is incorporated by reference.

                 ITEM 14 PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees

For the fiscal periods ending December 31, 2004 and December 31, 2003, the company paid RSM Richter LLP $25,000 and $25,000, respectively for the audit of financial statements for all SEC reporting (i.e., 10K annual filing).

Audit-Related Fees

For the fiscal periods ending December 31, 2004 and December 31, 2003, the company paid RSM Richter LLP $15,000 and $12,500, respectively for related services to performance of an audit that are not disclosed under the heading "Audit Fees" above.

Tax Fees

For the fiscal periods ending December 31, 2004 and December 31, 2003, the company paid RSM Richter LLP $17,000 and $8,500, respectively for professional services rendered for tax compliance, tax advice, and tax planning. This is inclusive of the preparation and filing of all required federal and state tax reports.

All Other Fees

For the fiscal periods ending December 31, 2004 and December 31, 2003, the company paid RSM Richter LLP $0 and $0, respectively for professional services rendered for products and services provided that are not disclosed above.

Other

All policies and procedures as utilized by the company are approved by the Audit Committee. These polices were reviewed and approved by the Audit committee during quarterly scheduled board meetings and are reviewed periodically for update. All principle accounting fees were reviewed and approved by the Audit Committee and 100% of all fees were paid to RSM Richter LLP during the 2004 fiscal year ending December 31.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.

                                       VITALSTATE, INC.

Dated:  April 15, 2005                 By:   /s/ Terry Giles
                                             -----------------------------------
                                             Terry Giles
                                             President & Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15 day of April, 2005.

                                     /s/ Heather Baker
                              -------------------------------------------------
                              Heather Baker, Vice-
                                 Chairman of the Board

                                     /s/ Jonathan Farber
                              -------------------------------------------------
                              Jonathan Farber, Director

                                     /s/ Rober J. Torokvei
                              -------------------------------------------------
                              Robert J. Torokvei, Chairman of the Board

                                     /s/ Terry Giles
                              -------------------------------------------------
                              Terry Giles, Director and Chief Executive Officer

                                     /s/ Gilles Cloutier
                              -------------------------------------------------
                              Gilles Cloutier, Director

Vitalstate, Inc.
  (A Company in the Development Stage)

Consolidated Financial Statements
December 31, 2004
(Expressed in U.S. Funds)

Vitalstate, Inc.
  (A Company in the Development Stage)


Consolidated Financial Statements
December 31, 2004
(Expressed in U.S. Funds)



Contents


Report of Independent Registered Public Accounting Firm                      F-1

Balance Sheets                                                               F-2

Statements of Shareholders' Deficiency                                 F-3 - F-6

Statements of Operations and Comprehensive Income                            F-7

Statements of Cash Flows                                                     F-8

Notes to Financial Statements                                         F-9 - F-25

                                     RSM Richter S.E.N.C.R.L.
                                     Comptables agrees
                                     Chartered Accountants
                                     2, Place Alexis Nihon
                                     Montreal (Quebec) H3Z 3C2
                                     Telephone / Telephone : (514) 934-3400
                                     Telecopieur / Facsimile : (514) 934-3408 www.rsmrichter.com


Report of Independent Registered Public Accounting Firm


To the Shareholders of
Vitalstate, Inc.
   (A Company in the Development Stage)


We have audited the accompanying consolidated balance sheets of Vitalstate, Inc. (a company in the development stage) as at December 31, 2004 and December 31, 2003 and the related consolidated statements of operations and comprehensive income, shareholders' deficiency and cash flows for the years ended December 31, 2004, December 31, 2003 and for the period from April 18, 2001 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2004 and December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2004, December 31, 2003 and for the period from April 18, 2001 (inception) to December 1, 2004 in conformity with U.S. generally accepted accounting principles.

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

As discussed in note 3 to the financial statements, the Company changed its method of accounting for stock-based employee compensation in 2003.


RSM Richter LLP

Chartered Accountants
General Partnership

Montreal, Quebec
January 28, 2005
(Except for note 15, which is
  dated April 13, 2005)

Vitalstate, Inc.
  (A Company in the Development Stage)


Consolidated Balance Sheets
As At December 31, 2004
(Expressed in U.S. Funds)

                                                                     2004            2003
---------------------------------------------------------------------------------------------
Assets
Current
      Cash                                                        $   163,034     $   467,812
      Term deposits                                                        --         107,612
      Accounts receivable (net of allowance for doubtful
        accounts of $Nil (2003 - $Nil))                               264,963         763,783
      Inventories                                                     218,308         382,998
      Deposits and prepaid expenses                                    33,394         344,318
      Investment tax credits receivable                               113,671         110,025
---------------------------------------------------------------------------------------------

                                                                      793,370       2,176,548
Fixed Assets (note 5)                                                 210,870         274,247
Patent and Intellectual Property Rights (net of accumulated
  amortization of $22,710 (2003 - $4,542))                            249,799         267,967
---------------------------------------------------------------------------------------------
                                                                  $ 1,254,039     $ 2,718,762
=============================================================================================
Liabilities
Current
      Accounts payable related parties and accrued liabilities        238,318         699,450
      Loans payable, related parties (note 6)                       3,544,099              --
---------------------------------------------------------------------------------------------
                                                                    3,782,417         699,450
---------------------------------------------------------------------------------------------
Commitments (note 7)
Shareholders' Deficiency

Capital Stock (note 8)                                                  3,735           3,735

Preferred Stock (note 8)                                                   --           1,667

Additional Paid-In Capital                                          7,221,323       6,970,459

Warrants                                                               70,760          37,410

Cumulative Foreign Currency Translation Adjustment                    (28,138)        (28,138)

Deficit Accumulated During the Development Stage                   (9,796,058)     (4,965,821)
---------------------------------------------------------------------------------------------
                                                                   (2,528,378)      2,019,312
---------------------------------------------------------------------------------------------
                                                                  $ 1,254,039     $ 2,718,762
=============================================================================================

See accompanying notes

Vitalstate, Inc.
  (A Company in the Development Stage)


Consolidated Statements of Shareholders' Deficiency
For the Year Ended December 31, 2004
(Expressed in U.S. Funds)

                                         Common and Preferred Shares                        Deficit      Cumulative
                                         ---------------------------                      Accumulated      Foreign
                                                                  Additional              during the      Currency         Total
                                                      Stated        Paid-in               Development    Translation   Shareholders'
                                      Number          Value         Capital    Warrants      Stage        Adjustment     Deficiency
------------------------------------------------------------------------------------------------------------------------------------

Balance - April 18, 2001
(date of inception)                        --      $       --     $       --     $ --     $       --      $       --     $       --

April 18, 2001 - issue of
  common shares                     5,000,000              64             --       --             --              --             64

Foreign currency
  translation adjustment
  for the period April
  18, 2001 to
  December 31, 2001                        --              --             --       --             --           5,212          5,212

Net loss for the period
  April 18, 2001 to
  December 31, 2001                        --              --             --       --       (137,610)             --       (137,610)

------------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2001         5,000,000              64             --       --       (137,610)          5,212       (132,334)

April 3, 2002 - eliminate
  shares issued of legal
  subsidiary as per
  reverse takeover
  accounting (note 4)              (5,000,000)             --             --       --             --              --             --

April 3, 2002 - use
  shares issued of legal
  parent as per reverse
  takeover accounting
  (note 4)                          9,380,000              --             --       --             --              --             --

April 3, 2002 - delivery
  and cancellation of
  shares (note 4)                  (2,980,000)             --             --       --             --              --             --

April 3, 2002 - issue of
  common shares for
  acquisition (note 4)              1,666,666              --             --       --             --              --             --

April 3, 2002 - issue of
  preferred shares (note 4)         3,333,334           3,333             --       --             --              --          3,333

April 3, 2002 - issue of
  common shares for
  marketing services and
  royalties (note 4)                  100,000              33         99,967       --             --              --        100,000


Vitalstate, Inc.
  (A Company in the Development Stage)


Consolidated Statements of Shareholders' Deficiency
For the Year Ended December 31, 2004
(Expressed in U.S. Funds)

                                         Common and Preferred Shares                      Deficit      Cumulative
                                         ---------------------------                    Accumulated      Foreign
                                                                 Additional              during the      Currency         Total
                                                    Stated        Paid-in               Development    Translation    Shareholders'
                                      Number        Value         Capital    Warrants      Stage        Adjustment     Deficiency
------------------------------------------------------------------------------------------------------------------------------------

April 3, 2002 - assignment of
  receivables as a
  contribution to capital
  (note 4)                                 --    $        --    $   584,615    $ --    $        --     $        --     $   584,615

June 6, 2002 to August 3, 2002 -
  issue and vesting of
  stock options to employees               --             --        132,000      --             --              --         132,000

July 25, 2002 - stock options
  exercised                            15,000              5          5,545      --             --              --           5,550

August 7, 2002 - issue of
  common shares for marketing
  services                             40,000             13         29,987      --             --              --          30,000

September 11, 2002 - issue of
  common shares for legal
  services                            150,000             50         74,950      --             --              --          75,000

October 8, 2002 - issue of
  common shares as settlement
  of loan payable                      48,127             16         17,984      --             --              --          18,000

October 10, 2002 - issue of
  stock options to
  non-employees                            --             --        117,500      --             --              --         117,500

October 22, 2002 - stock
  options exercised                    10,000              3          3,697      --             --              --           3,700

November 8, 2002 - issue of
  common shares for private
  placement                         1,800,000            599        899,401      --             --              --         900,000

December 9, 2002 - issue of
  common shares due to a
  director                            100,000             33         47,967      --             --              --          48,000

Foreign currency translation
  adjustment for the year
  ended December 31, 2002                  --             --             --      --             --         (57,354)        (57,354)

Net loss for the year ended
  December 31, 2002                        --             --             --      --     (1,793,179)             --      (1,793,179)

------------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2002        13,663,127    $     4,149    $ 2,013,613    $-      $(1,930,789)    $   (52,142)    $    34,831

Vitalstate, Inc.
  (A Company in the Development Stage)


Consolidated Statements of Shareholders' Deficiency
For the Year Ended December 31, 2004
(Expressed in U.S. Funds)


                                         Common and Preferred Shares                      Deficit      Cumulative
                                         ---------------------------                    Accumulated      Foreign
                                                                 Additional              during the      Currency         Total
                                                    Stated        Paid-in               Development    Translation    Shareholders'
                                      Number        Value         Capital    Warrants      Stage        Adjustment     Deficiency
------------------------------------------------------------------------------------------------------------------------------------
February 28, 2003 - issue
  of common shares                4,000,000   $     1,332     $ 1,998,668   $       --  $        --   $         --   $  2,000,000
March 13, 2003 -  issue of
  common shares                     500,000           167         249,833           --           --             --        250,000
April 3, 2003 - redemption
  of preferred shares
  (note 4)                       (1,666,667)       (1,666)             --           --           --             --         (1,666)
April 3, 2003 - issue of
  common shares for
  acquisition of
  April 3, 2002 (note 4)          1,666,667            --              --           --           --             --             --
April 14, 2003 - stock
  options exercised                  15,000             5           5,545           --           --             --          5,550
May 13, 2003 - issue of
  common shares related to
  exercise of warrants            2,000,000           666         999,334           --           --             --      1,000,000
May 15, 2003 - stock
  options exercised                  25,000             8           9,242           --           --             --          9,250
August 8, 2003 - issue of
  warrants for acquisition
  of intellectual property               --            --              --       37,410           --             --         37,410
August 21, 2003 - issue of
  stock options to
  non-employees                          --            --          36,938           --           --             --         36,938
September 9, 2003 - issue
  of common shares for
  signing bonuses                   137,499            46          82,454           --           --             --         82,500
October 30, 2003 - issue of
  common shares for
  consulting services                88,235            29          61,736           --           --             --         61,765
December 5, 2003 - issue of
  common shares related to
  exercise of warrants            2,000,000           666         999,334           --           --             --      1,000,000
Change in accounting policy
  - stock based
  compensation (note 3)                  --            --         513,762      250,864           --             --        513,762
Foreign currency
  translation adjustment
  for the year ended
  December 31, 2003                      --            --              --           --           --         24,004         24,004
Net loss for the year ended
  December 31, 2003                      --            --              --           --   (3,035,032)            --     (3,035,032)
------------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2003       22,428,861  $     5,402     $ 6,970,459  $    37,410  $(4,965,821)  $    (28,138)   $ 2,019,312

Vitalstate, Inc.
  (A Company in the Development Stage)


Consolidated Statements of Shareholders' Deficiency
For the Year Ended December 31, 2004
(Expressed in U.S. Funds)

                                         Common and Preferred Shares                      Deficit        Cumulative
                                         ---------------------------                    Accumulated       Foreign
                                                                 Additional               during the      Currency         Total
                                                    Stated        Paid-in                 Development    Translation   Shareholders'
                                      Number        Value         Capital     Warrants      Stage         Adjustment     Deficiency
------------------------------------------------------------------------------------------------------------------------------------

April 3, 2004 - redemption
  of preferred shares (note 4)      (1,666,667)   $  (1,667)   $        --   $       --   $        --    $        --    $    (1,667)

April 3, 2004 - issue of common
  shares for acquisition of
  April 3, 2002 (note 4)             1,666,667           --             --           --            --             --             --

May 7, 2004 - issue of warrants
  as consideration for legal
  settlement                                --           --             --       33,350            --             --         33,350

Stock-based compensation expense
  for the year ended                        --           --        250,864           --            --             --        250,864
  December 31, 2004

Net loss for the year ended
  December 31, 2004                         --           --             --           --    (4,830,237)            --     (4,830,237)
------------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 2004         22,428,861    $   3,735    $ 7,221,323   $   70,760   $(9,796,058)   $   (28,138)   $(1,557,648)
====================================================================================================================================

See accompanying notes

Vitalstate, Inc.
  (A Company in the Development Stage)


Consolidated Statements of Operations and Comprehensive Income
For the Year Ended December 31, 2004
(Expressed in U.S. Funds)

                                                                                           From Inception
                                                                                          (April 18, 2001)
                                                                                                  to
                                                           2004              2003        December 31, 2004
----------------------------------------------------------------------------------------------------------
Revenue

      Sales                                            $    282,036       $    791,036       $  1,073,072
      Contract cancellation (note 11)                            --            787,500            787,500
----------------------------------------------------------------------------------------------------------
                                                            282,036          1,578,536          1,860,572
----------------------------------------------------------------------------------------------------------

Expenses

      Cost of sales                                         745,491            374,780          1,120,271
      Research and development                              360,737            522,968          1,175,841
      Office and administration                             219,871            116,364            508,241
      Travel                                                 58,566            125,157            277,505
      Computer                                               11,791             10,490             28,124
      Consulting                                                 --             61,765            195,333
      Donations                                                  --                 --                129
      Insurance                                             128,338             26,873            159,503
      Marketing                                             705,039            172,842          1,199,185
      Rent                                                  144,436             83,039            242,165
      Salaries                                            1,360,947          1,341,755          3,071,283
      Professional fees                                     539,266          1,141,250          1,956,580
      Investor relations                                     40,119             31,704            112,234
      Interest and bank charges                             152,059             11,952            175,118
      Amortization and depreciation                         101,594             78,867            208,107
      Foreign exchange                                        9,805                 --              9,805
      Write-down of goodwill                                     --                 --             37,230
      Stock-based compensation expense                      250,864            513,762            896,626
      Legal settlement                                      283,350                 --            283,350
----------------------------------------------------------------------------------------------------------
                                                          5,112,273          4,613,568         11,656,630
----------------------------------------------------------------------------------------------------------
Net Loss                                                 (4,830,237)        (3,035,032)        (9,796,058)

Foreign currency translation adjustment                          --             24,004            (28,138)
----------------------------------------------------------------------------------------------------------
Comprehensive Income                                   $ (4,830,237)      $ (3,011,028)      $  9,824,196
==========================================================================================================
Basic Weighted Average Number of Shares Outstanding      22,428,861         18,939,671         14,875,055

----------------------------------------------------------------------------------------------------------
Basic and Diluted Loss Per Common Share (note 11)      $      (0.22)      $      (0.16)      $      (0.66)
==========================================================================================================

See accompanying notes

Vitalstate, Inc.
  (A Company in the Development Stage)


Consolidated Statements of Cash Flows
For the Year Ended December 31, 2004
(Expressed in U.S. Funds)

                                                                                                 From Inception
                                                                                                (April 18, 2001)
                                                                                                       to
                                                                     2004            2003       December 31, 2004
-----------------------------------------------------------------------------------------------------------------
Funds Provided (Used) -

    Operating Activities

        Net loss                                                  $(4,830,237)     $(3,035,032)     $(9,796,058)
        Amortization and depreciation                                 101,594           78,867          208,107
        Write-down of goodwill                                             --               --           37,230
        Stock-based compensation expense                              250,864          513,762          896,626
        Issue of stock options to non-employees                            --           36,938          154,438
        Issue of common shares for marketing and consulting
         services, royalties, legal fees and signing bonuses               --          144,265          349,265
        Issue of warrants for legal settlement                         33,350               --           33,350
        Foreign currency translation adjustment                            --           24,004          (28,138)
-----------------------------------------------------------------------------------------------------------------
                                                                   (4,444,429)      (2,237,196)      (8,145,180)
        Changes in non-cash operating elements
         of working capital (note 12)                                 509,656         (859,790)        (363,248)
-----------------------------------------------------------------------------------------------------------------
                                                                   (3,934,773)      (3,096,986)      (8,508,428)
-----------------------------------------------------------------------------------------------------------------

    Financing Activities

        Loans payable                                               3,544,099         (172,402)       4,128,714
        Issue of capital stock                                             --        4,264,800        5,177,447
        Redemption of preferred shares                                 (1,667)          (1,666)          (3,333)
-----------------------------------------------------------------------------------------------------------------
                                                                    3,542,432        4,090,732        9,302,828
-----------------------------------------------------------------------------------------------------------------

    Investing Activities

        Term deposits                                                 107,612         (107,612)              --
        Additions to fixed assets                                     (20,049)        (203,873)        (396,267)
        Acquisition of patent and intellectual property rights             --         (235,099)        (235,099)
-----------------------------------------------------------------------------------------------------------------
                                                                       87,563         (546,584)        (631,366)
-----------------------------------------------------------------------------------------------------------------

Increase (Decrease) in Cash                                          (304,778)         447,162          163,034

Cash
    Beginning of Period                                               467,812           20,650               --
-----------------------------------------------------------------------------------------------------------------
    End of Period                                                 $   163,034      $   467,812      $   163,034
=================================================================================================================

See accompanying notes

Vitalstate, Inc.
  (A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to December 31, 2004
(Expressed in U.S. Funds)



1.    Financial Statements Presentation

      Vitalstate, Inc. (the "Company") is based in Boynton Beach, Florida and Montreal, Canada and is dedicated to the development, production and sales of nutritional supplements. It has identified opportunities to de-commoditize nutritional supplements and render therapeutic ingredients more accessible. In addition, the Company has developed proprietary, patent-pending technology that allows active ingredients to be easier to use, mix and absorb more effectively. Although there can be no assurance that patents will ever be issued, management feels the likelihood of issuance is probable due to the positive test results attained in clinical studies.

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

Vitalstate, Inc.
  (A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to December 31, 2004
(Expressed in U.S. Funds)



2.    Going Concern

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has reported a net loss of $9,796,058 from inception (April 18, 2001) to December 31, 2004. As reported on the statement of cash flows, the Company has reported deficient cash flows from operating activities of $8,508,428 from inception to December 31, 2004. To date, these losses and cash flow deficiencies have been financed principally through the raising of capital and issue of common shares and from loans payable to a shareholder. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations. Should the Company be unable to continue as a going concern, it may be unable to realize the carrying value of its assets and to meet its obligations as they become due.

      Management has continued to develop a strategic plan to develop a management team, maintain reporting compliance and establish long-term relationships with other major organizations to develop and distribute its products. The major shareholders of the Company have indicated commitment to fund the operations of the Company during the next year with an additional loan of up to $3,000,000 until the Company can generate sufficient cash flow from operations to meet current operating expenses and overhead.


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

Vitalstate, Inc.
  (A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to December 31, 2004
(Expressed in U.S. Funds)


3.    Summary of Significant Accounting Policies (Cont'd)

      Accounts Receivable

      The Company accounts for trade receivables at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition, credit history and current economic conditions. The Company writes off trade receivables when they are deemed uncollectible. The Company records recoveries of trade receivables previously written-off when they receive them. The Company considers a trade receivable to be past due if any portion of the receivable balance is outstanding for more than 90 days. Management considers the reserve for doubtful accounts of $Nil to be adequate to cover any exposure to loss in its December 31, 2004 accounts receivable.

      Fair Value of Financial Instruments

      The carrying amounts of cash, accounts receivable, and accounts payable and accrued liabilities approximate their fair values because of the short-term nature of these instruments.

      It is not practical to determine the fair value of the loans payable due to their related party nature and the absence of a market for such instruments.

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

      Valuation of Inventories

      Inventories are stated at the lower of cost (first-in, first-out method) or market value and consist entirely of finished goods.

Vitalstate, Inc.
  (A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to December 31, 2004
(Expressed in U.S. Funds)


3.    Summary of Significant Accounting Policies (Cont'd)

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

      On the straight-line method -

         Leasehold improvements                        over the lease term
         Domain names                                  over 3 years

      Investment Tax Credits

      Refundable investment tax credits relating to qualifying expenditures are accounted for by the cost reduction method, whereby the amount of tax credits are accounted for as a receivable and are applied as a reduction of the cost of the related expenditures. During the year, investment tax credits of approximately $61,000 were applied as a reduction of research and development expenses.

      Patent and Intellectual Property Rights

      Patent and intellectual property rights have a finite life and are recorded at cost less accumulated amortization. Amortization is determined using the straight-line method over 15 years.

      Patents and intellectual property rights are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the asset may not be recoverable. Impairment is assessed by comparing the carrying amount of the asset with the expected future net undiscounted cash flows from its regular use. If the asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.

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

Vitalstate, Inc.
  (A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to December 31, 2004
(Expressed in U.S. Funds)


3.    Summary of Significant Accounting Policies (Cont'd)

      Foreign Currency Translation

      The Company's reporting currency is the U.S. dollar. From inception (April 18, 2001) to June 30, 2003, the Company's functional currency was the Canadian dollar. As of July 1, 2003, the Company's functional currency became the U.S. dollar and, at all times, reporting of financial statements has been in U.S. dollars. Prior to July 1, 2003, the financial statements were translated into U.S. dollars in accordance with Statements of Financial Accounting Standards No. 52, "Foreign Currency Translation". Asset and liability accounts were translated at the rate of exchange prevailing at the balance sheet date. Shareholders' equity accounts were translated at the applicable historical rate. Revenue and expense accounts were translated at the average rate of exchange for the period. The cumulative foreign currency translation adjustment was reported as a component of shareholders' equity. The change in the cumulative foreign currency translation adjustment in the prior periods was primarily due to fluctuations in the exchange rates between the Company's reporting currency and the Canadian dollar.

      During the current period, accounts in foreign currencies have been translated as follows:

            Monetary items - at exchange rates in effect at the balance sheet date;

            Non-monetary items - at exchange rates in effect on the dates of the transactions;

            Revenue and expenses - at average exchange rates prevailing during the year, except for inventories and amortization which are translated at rates prevailing when the assets were acquired.

      Gains and losses arising from foreign currency translation are included in income.

      Stock-Based Compensation

      In 2002, the Company used the intrinsic-value method prescribed in APB No. 25 "Accounting for Stock Issued to Employees" to account for employee stock options. Under the intrinsic method, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee paid to acquire the stock.

      The Company uses the provisions under SFAS No. 123, "Accounting for Stock-Based Compensation" to account for equity instruments granted to non-employees in payment of services rendered. Such services are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Vitalstate, Inc.
  (A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to December 31, 2004
(Expressed in U.S. Funds)


3.    Summary of Significant Accounting Policies (Cont'd)

      In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS NO. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS NO. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting which under SFAS No. 123 measures compensation based on the fair value of the award at the grant date and recognized over the service period. The Company elected to use the modified prospective method of transition. Under this method, stock-based employee compensation cost was recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled from inception on April 18, 2001. Piror period financial statements were not restated.

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

      Assumptions used in Black-Scholes options pricing model:

                                              2004          2003          2002
--------------------------------------------------------------------------------
Expected dividend yield                            0.00%       0.00%       0.00%
Expected volatility                              109.19      109.19      117.00
Risk-free interest rate                            3.63        3.63        3.85
Expected life (years)                              2.98        2.98        3.20
--------------------------------------------------------------------------------

      The grant-date fair value of options granted from inception is as follows:

         For options with an exercise price less
           than the market price of the stock on
           grant date                                $  1.24   $  1.24   $  1.24
         For options with an exercise price equal
            to the market price of the stock on
            grant date                                  0.47      0.47      0.47
         For options with an exercise price greater
            than the market price of the stock
            on grant date                               0.17      0.17        --

      In 2002, the Company recorded a stock-based compensation expense under the intrinsic method in the amount of $132,000.

Vitalstate, Inc.
  (A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to December 31, 2004
(Expressed in U.S. Funds)


3.    Summary of Significant Accounting Policies (Cont'd)

      The following outlines the impact if the December 31, 2002 compensation cost for all the Company stock options was determined under the fair-value based method using the Black-Scholes option pricing model:

--------------------------------------------------------------------------------
Net loss, as reported                                              $ (1,850,533)
Pro forma impact                                                       (212,600)
--------------------------------------------------------------------------------
Pro Forma Net Loss                                                 $ (2,063,133)
--------------------------------------------------------------------------------
Pro Forma Basic Loss Per Share                                     $      (0.20)
--------------------------------------------------------------------------------
Basic Loss Per Share As Reported                                   $      (0.18)
--------------------------------------------------------------------------------

      New Accounting Pronouncements

      In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 151 (SFAS 151), "Inventory Costs an amendment of ARP No. 43, Chapter 4". This Statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of production facilities. The adoption of SFAS 151 is not expected to have a material impact on the results of operations or financial condition.

      In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement 123 (SFAS 123), "Accounting for Stock-Based Compensation". The Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited expectations). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The provisions of this Statement shall be effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the impact of this statement on its financial statements.

Vitalstate, Inc.
  (A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to December 31, 2004
(Expressed in U.S. Funds)


3.    Summary of Significant Accounting Policies (Cont'd)

      In December, 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 153 (SFAS 153), "Exchanges in Nonmonetary Assets - an amendment of APB Opinion No. 29". The guidance in APB Opinion 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance of the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of the Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 is not expected to have a material impact on the results of operations or financial condition.

4.    Business Acquisition

      On April 3, 2002, the Company (formerly Harmony Trading Corp.), a New York corporation, acquired all of the issued and outstanding capital stock of Vitalstate Canada Ltd. (formerly Nuvo Way Inc.), making Vitalstate Canada Ltd. a wholly-owned subsidiary of the Company, in exchange for 5,000,000 shares of the Company's $0.000333 par value restricted common stock. 1,666,666 shares of the Company's common stock were delivered to the shareholders of Vitalstate Canada Ltd. on April 3, 2002 (the "Closing Date"), the closing date under this reorganization agreement. 1,666,667 shares of the Company's common stock were issued to the shareholders of Vitalstate Canada Ltd. on the first anniversary of the Closing Date and 1,666,667 shares of the Company's common stock were issued to the shareholders of Vitalstate Canada Ltd. on the second anniversary of the Closing Date. On the Closing Date, the shareholders of Vitalstate Canada Ltd. also purchased an aggregate of 3,333,334 shares of Series A Preferred Stock. The Series A Preferred Stock rank pari passu with the common stock with respect to voting, dividend and liquidation rights and was automatically redeemed (at the par value) on a one-for-one basis with, and at the time of issuance of, the Company's common stock issued on the first and second anniversaries of the Closing Date.

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

Vitalstate, Inc.
  (A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to December 31, 2004
(Expressed in U.S. Funds)


4.    Business Acquisition (Cont'd)

      The accounting for the business combination can be summarized as follows:
      --------------------------------------------------------------------------

      Deemed consideration                                          $      1
      Assigned value of the net assets, consisting
      primarily of accounts payable, of Vitalstate, Inc.             (37,229)
      --------------------------------------------------------------------------

      Excess of deemed consideration over the tangible
      net assets - allocated to goodwill                            $ 37,230
      --------------------------------------------------------------------------

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


5.    Fixed Assets

                                                                 Accumulated            2004
                                                                 Amortization       Net Carrying
                                                    Cost       and Depreciation        Amount
      ------------------------------------------------------------------------------------------
      Computer hardware                         $   107,825       $   52,675        $   55,150
      Computer software                              83,069           45,085            37,984
      Furniture and fixtures                         84,524           28,776            55,748
      Laboratory and production equipment            57,086           26,471            30,615
      Leasehold improvements                         58,957           31,222            27,735
      Domain names                                    9,305            5,667             3,638
      ------------------------------------------------------------------------------------------
                                                $   400,766       $  189,896        $  210,870
      ------------------------------------------------------------------------------------------

Vitalstate, Inc.
  (A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to December 31, 2004
(Expressed in U.S. Funds)


5.    Fixed Assets (Cont'd)

                                                                  Accumulated          2003
                                                                 Amortization       Net Carrying
                                                    Cost       and Depreciation        Amount
      ------------------------------------------------------------------------------------------
      Computer hardware                         $   108,426       $   28,911        $   79,515
      Computer software                              79,922           29,481            50,441
      Furniture and fixtures                         75,764           15,350            60,414
      Laboratory and production equipment            53,664           14,084            39,580
      Leasehold improvements                         54,086           16,060            38,026
      Domain names                                    8,855            2,584             6,271
      ------------------------------------------------------------------------------------------
                                                $   380,717       $  106,470        $  274,247
      ------------------------------------------------------------------------------------------

6.    Loans Payable, Related Parties

      The Company borrowed from a shareholder the following amounts:

      --------------------------------------------------------------------------
      February 10, 2004                                             $    200,000
      March 2, 2004                                                      800,000
      April 14, 2004                                                     400,000
      May 11, 2004                                                       300,000
      June 10, 2004                                                      100,000
      July 22, 2004                                                      200,000
      August 26, 2004                                                    300,000
      October 21, 2004                                                 1,100,000
      --------------------------------------------------------------------------
                                                                       3,400,000

      Accrued interest                                                   144,099
      --------------------------------------------------------------------------
                                                                    $  3,544,099

      The loans, bearing interest at 8% per annum, are due on demand no later than December 2005. As security for the loans, the Company has pledged its current assets and its intellectual property.

      On January 1, 2005, the Company borrowed an additional $500,000 from the shareholder under the same terms and conditions.

Vitalstate, Inc.
  (A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to December 31, 2004
(Expressed in U.S. Funds)


7.    Commitments

      The minimum rental, exclusive of occupancy charges, payable under the leases for the Company's premises, which terminate in April 2008, is as follows:

      2005                                      $    146,000
      2006                                           152,000
      2007                                           155,000
      2008                                            50,000

      For the year ended December 31, 2004, the total rent expense amounted to approximately $144,000 (2003 _ $83,000; 2002 _ $7,000).


8.    Capital Stock

                                                                                      2004              2003
-------------------------------------------------------------------------------------------------------------

      Authorized -

         1,666,666    preferred shares of $0.001 par value
         3,333,334    redeemable (at the par value), voting Series A preferred
                       shares of $0.001 par value, ranking
                       pari passu with the common shares
       200,000,000    common shares of $0.000333 par value

      Issued and outstanding -

               Nil    (2003 - 1,666,667) Series A preferred shares                  $     --         $   1,667
        22,428,861    (2003 - 20,762,194) common shares                                3,735             3,735
-------------------------------------------------------------------------------------------------------------
                                                                                    $  3,735         $   5,402
-------------------------------------------------------------------------------------------------------------

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

Vitalstate, Inc.
  (A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to December 31, 2004
(Expressed in U.S. Funds)


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

Vitalstate, Inc.
  (A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to December 31, 2004
(Expressed in U.S. Funds)


8.    Capital Stock (Cont'd)

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

      On April 3, 2004, the Company redeemed 1,666,667 Series A preferred shares for cash consideration of $1,667 and subsequently issued 1,666,667 common shares as part of the acquisition on April 3, 2002 as described in note 4.

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

Vitalstate, Inc.
  (A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to December 31, 2004
(Expressed in U.S. Funds)


8.    Capital Stock (Cont'd)

      On August 8, 2003, the Company issued 300,000 warrants as part of the acquisition of intellectual property. Each warrant is exercisable for the purchase of one common share at any time during the five year period commencing on August 8, 2003 at a price of $0.50 per share. The warrants were valued using the Black-Scholes pricing model assuming an expected dividend yield of 0.00%, an expected volatility of 62.58%, a risk-free interest rate of 1.75% and an expected life of 2 years.

      On May 7, 2004, the Company issued 250,000 warrants as part of the consideration for the DreamPak LLC legal settlement. Each warrant is exercisable for the purchase of one common share at any time during the three year period ending on April 30, 2007 at a price of $0.50 per share. The warrants were valued using the Black-Scholes pricing model assuming an expected dividend yield of 0.00%, an expected volatility of 45.00%, a risk-free interest rate of 2.25% and an expected life of 2 years.

      Stock Option Plan

      By virtue of a stock option plan which was created in 2002, the Company may grant options to employees, non-employee directors, consultants and advisors of the Company or any subsidiary company to purchase common shares. In the case of consultants and advisors of the Company, options are only granted if bona fide services have been or are to be rendered by such consultant or advisor and such services are not in connection with the offer of sale of securities in a capital raising transaction. The maximum number of common shares which may be issued pursuant to the stock option plan shall not exceed 2,250,000 shares. The option price shall be determined by the Board of Directors of the Company or by a committee chosen by the Board of Directors at the time of the grant of the options. The term and vesting period of the options granted shall be determined by the Board of Directors or by its chosen committee.

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

      On October 10, 2002, the Company granted options to twenty-three employees, non-employee directors, advisory board members and consultants to purchase up to 2,085,000 common shares, in aggregate, at an exercise price of $0.69 per common share which is equal to the market price on the date of grant. The expiration date of the options is five years from the date of grant and the options vested 25% on April 10, 2003, 25% on October 10, 2003, 25% on April 10, 2004 and 25% on October 10, 2004 except for 125,000 options which vested 100% on the grant date.

Vitalstate, Inc.
  (A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to December 31, 2004
(Expressed in U.S. Funds)


8.    Capital Stock (Cont'd)

      On August 21, 2003, the Company granted options, outside of its stock option plan, to three non-employees to purchase up to 220,000 common shares in aggregate, at an exercised price of $0.68 per common share which is above the market price of $0.55 on the date of grant. The expiration date of the options is five years from the date of grant and the options vested 100% on the grant date. These options were valued using the Black-Scholes option pricing model assuming an expected dividend yield of 0.00%, an expected volatility of 66.29%, a risk-free interest rate of 1.75% and an expected life of 2 years. The related expense recognized amounted to $36,938.

      As at December 31, 2004, 825,000 (2003 - 2,227,000) options were outstanding of which 825,000 (2003 _ 1,335,000) were exercisable and the weighted average remaining contractual life of all options outstanding was approximately two years and eleven months (2003 - three years and ten months). The exercise prices of the options outstanding at December 31, 2004 was between $0.37 and $0.69.

      The number of options has varied as follows:

                                                                     Weighted
                                                                     Average
                                                    Shares        Exercise Price
--------------------------------------------------------------------------------

Balance Outstanding - January 1, 2002                      --      $         --
Granted                                             2,235,000              0.67
Exercised                                              25,000              0.37
--------------------------------------------------------------------------------

Balance Outstanding - December 31, 2002             2,210,000             $0.67
================================================================================

Balance Exercisable - December 31, 2002               250,000             $0.53
================================================================================

Balance Outstanding - January 1, 2003               2,210,000              0.67
Granted                                               220,000              0.68
Cancelled                                            (162,500)             0.69
Exercised                                             (40,000)             0.37
--------------------------------------------------------------------------------

Balance Outstanding - December 31, 2003             2,227,500             $0.68
================================================================================

Balance Exercisable - December 31, 2003             1,335,000      $       0.67
================================================================================

Vitalstate, Inc.
  (A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to December 31, 2004
(Expressed in U.S. Funds)


8.    Capital Stock (Cont'd)

                                                                     Weighted
                                                                     Average
                                                    Shares        Exercise Price
--------------------------------------------------------------------------------

Balance outstanding - January 1, 2004               2,227,500              $0.68
Cancelled                                          (1,402,500)              0.68
--------------------------------------------------------------------------------

Balance outstanding - December 31, 2004               825,000              $0.68
================================================================================

Balance exercisable - December 31, 2004               825,000              $0.68
================================================================================


9.    Contract Cancellation

      In 2003, the Company entered into an agreement to sell its product and received a prepayment of $1,050,000 of which $787,500 was forfeited by the customer and recognized as revenue upon cancellation of the contract.


10.   Advertising Expense

      Advertising is expensed as incurred and amounted to approximately $439,000 (2003 _ $18,000; 2002 _ $Nil).


11.   Loss Per Share

      Basic loss per share is calculated based on the weighted average number of shares outstanding during the period. The diluted loss per share has not been calculated as it would be anti-dilutive.

      As at December 31, 2004, the 825,000 options outstanding were anti-dilutive.

Vitalstate, Inc.
  (A Company in the Development Stage)


Notes to Consolidated Financial Statements
From Inception (April 18, 2001) to December 31, 2004
(Expressed in U.S. Funds)


12.   Statement of Cash Flows Additional Information

      Changes in non-cash operating elements of working capital:

                                                          2004           2003
--------------------------------------------------------------------------------

      Accounts receivable                              $ 498,820      $(745,186)
      Inventories                                        164,690       (321,853)
      Deposits and prepaid expenses                      310,924       (220,820)
      Investment tax credits receivable                   (3,646)         2,556
      Accounts payable and accrued liabilities          (461,132)       425,513
--------------------------------------------------------------------------------

                                                       $ 509,656      $(859,790)
================================================================================

      Non-cash investing and financing activities are as follows:

            On August 8, 2003, the Company issued 300,000 warrants as part of the acquisition of patent and intellectual property rights.

13.   Income Taxes

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

      As at December 31, 2004, there were tax losses of approximately $8,000,000 that may be applied against earnings of future years.

14.   Major Customers

      One customer accounts for more than 10% of the Company's sales. Sales to this customer represent approximately 79% of the Company's sales.

15.   Subsequent Events

      On April 13, 2005, the Company granted options to nine employees to purchase up to 1,225,000 common shares, in aggregate, at an exercise price of $0.08 per common share which is equal to the market price on the date of grant. The expiration date of the options is five years form the date of grant and the options vest 33 1/3% on the grant date, 33 1/3% on April 13, 2006 and 33 1/3% on April 13, 2007.

16.   Comparative Figures

      Certain reclassifications of prior period amounts have been made to facilitate comparison with the current year.